Form 10-Q
period 1996-03-31
EMBREX INC/NC
filed 1996-05-14
CIK 878725

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

                          Commission File No. 000-19495



                                  Embrex, Inc.
        (Exact name of small business issuer as specified in its charter)


                  North Carolina                         56-1469825
             (State or other jurisdiction of          (IRS Employer
            incorporation or organization)           Identification No.)


               1035 Swabia Court, Durham, NC              27703
           (Address of principal executive offices)    (Zip Code)


           Issuer's telephone no. including area code: (919) 941-5185



Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X           No

The number of shares of Common Stock, no par value, outstanding as of April 30, 1996, was 6,912,933.

                                  EMBREX, INC.
                                      INDEX



Part I                                                                   Page

        Financial Information:

            Item 1:

                Balance Sheets.......................................... 3 of 11

                Statements of Operations................................ 4 of 11

                Statements of Cash Flows................................ 5 of 11

                Notes to Consolidated Financial Statements.............. 6 of 11

            Item 2:

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations........... 7 of 11

Part II

        Other Information...............................................10 of 11

        Signatures......................................................11 of 11

PART I - FINANCIAL INFORMATION
   Item 1 - Financial Statements

                                  EMBREX, INC.
                                 BALANCE SHEETS

                                                                                             (Dollars in thousands)

                                                                                  March 31         December 31
                                                                                   1996                 1995
                                                                              ---------------       ----------
ASSETS                                                                          (unaudited)

CURRENT ASSETS
    Cash and cash equivalents .............................................   $      4,876       $       5,354
    Short-term investments.................................................          2,216               1,972
    Inventories:
        Materials and supplies.............................................          1,198               1,027
        Product............................................................            630                 600
    Accounts receivable - trade............................................          1,931               1,787
    Other current assets...................................................            387                 108
                                                                               -------------    --------------
        TOTAL CURRENT ASSETS................................................        11,238              10,848

INOVOJECT(R) SYSTEMS UNDER CONSTRUCTION.....................................           228                 801

INOVOJECT(R) SYSTEMS ........................................................       15,230              13,846
Less accumulated depreciation...............................................       ( 6,060)             (5,271)
                                                                                ------------        ------------
                                                                                     9,170               8,575

  EQUIPMENT, FURNITURE AND FIXTURES........................................          2,389               2,274
    Less accumulated depreciation ..........................................        (1,500)             (1,441)
                                                                                 -----------       -------------
                                                                                       889                 833
OTHER ASSETS:
    Patents and exclusive licenses of patentable technology
        (net of accumulated amortization of $51 in 1996 and $48 in 1995) .             129                 131
    Debt issuance costs (net of accumulated amortization of $159 in
        1996 and $125 in 1995).............................................            133                 201
    Other non-current assets...............................................            379                 400
                                                                               -------------      ------------
TOTAL ASSETS...............................................................       $  22,166           $  21,789
                                                                                  =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable and accrued expenses...................................      $  2,225           $   2,581
    Current portion of capital lease obligations...........................          2,556               2,333
                                                                                  --------          ----------
            TOTAL CURRENT LIABILITIES......................................          4,781               4,914

CAPITAL LEASE OBLIGATIONS, less current portion............................          7,444               7,172

LONG-TERM DEBT, less current portion.......................................          2,625               3,225

SHAREHOLDERS' EQUITY Common Stock, no par value:
        Authorized - 15,000,000 shares
        Issued and outstanding - 6,886,419 and 6,714,724 shares at
            March 31, 1996 and December 31, 1995, respectively.............         46,902              46,122
    Additional paid-in capital............................................             371                 371
    Accumulated deficit.....................................................       (39,957)            (40,015)
                                                                                   ---------        ----------
        TOTAL SHAREHOLDERS' EQUITY........................................           7,316               6,478
                                                                                  ----------        ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................      $ 22,166            $ 21,789
                                                                                  ==========          ========

                            STATEMENTS OF OPERATIONS
                                  EMBREX, INC.
                                   (Unaudited)


                                                                               (Dollars in thousands, except per share data)


                                                                                      Three Months Ended
                                                                                            March 31
                                                                                   -----------------------
                                                                                     1996                 1995
                                                                                     ----                 ----


REVENUES
    INOVOJECT(R) revenue....................................................       $ 4,320          $    2,555
    Product revenues......................................................             222                 392
    Other revenue........................................................               53                  20
                                                                                ----------         -----------
        TOTAL REVENUES....................................................           4,595               2,967

COST OF PRODUCT SALES AND INOVOJECT(R) REVENUES............................          1,999               1,538
                                                                                  ----------------------------
                                                                                     2,596               1,429

OPERATING EXPENSES
    General and administrative............................................             861                 832
    Sales and marketing...................................................             404                 470
    Research and development..............................................             830                 941
                                                                                ------------       -----------
        TOTAL OPERATING EXPENSES..........................................           2,095               2,243

OTHER INCOME (EXPENSE)
    Interest income .....................................................               72                  53
    Interest expense.......................................................           (444)               (227)
                                                                                 -----------         -----------
        TOTAL OTHER INCOME (EXPENSE)......................................            (372)                (174)
                                                                                ------------         -----------

            INCOME (LOSS) BEFORE TAXES....................................             129                 (988)

    INCOME TAXES..........................................................              71                   10
                                                                                -----------          -----------

            NET INCOME (LOSS).............................................    $         58           $     (998)
                                                                               =============          ==========

Net income (loss) per share of Common Stock...............................    $        .01           $     (.17)
                                                                               =============        ============

Weighted average shares of Common Stock outstanding (in thousands)........           7,038                6,017


                            STATEMENTS OF CASH FLOWS
                                  EMBREX, INC.
                                   (Unaudited)


                                                                                     (Dollars in thousands)

                                                                                        Three Months Ended
                                                                                              March 31
                                                                                     -----------------------
                                                                                     1996                 1995
                                                                                     ----                 ----

OPERATING ACTIVITIES
    Net income (loss) ......................................................     $       58           $  (998)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization.......................................            886                610
        Changes in operating assets and liabilities:
            Accounts receivable, inventories and other current assets........          (624)              (285)
            Accounts payable and accrued expenses............................          (318)               135
                                                                                  ----------         ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.......................                2               (538)

INVESTING ACTIVITIES
    Purchases of short-term investments......................................          (244)               (17)
    Purchases of INOVOJECT(R) systems, equipment, furniture
        and fixtures.........................................................          (907)            (2,251)
    Proceeds from capital lease obligations .................................         1,143              2,692
                                                                                  ----------         ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.........................             (8)               424

FINANCING ACTIVITIES
    Issuance of Common Stock................................................            176                  8
    Payments on capital lease obligations....................................          (648)              (333)
                                                                                      ------           ---------
NET CASH USED IN FINANCING ACTIVITIES........................................          (472)              (325)
                                                                                      ------           ---------
DECREASE IN CASH AND CASH EQUIVALENTS........................................          (478)              (439)
    Cash and cash equivalents at beginning of period.........................         5,354               2,803
                                                                                    --------            -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................     $  4,876            $  2,364
                                                                                   =========           =========





Supplemental Schedule of Noncash Financing Activity:
During 1996, $600,000 of outstanding debentures along with $38,000 of accrued interest were converted into 128,189 shares of Common Stock net of unamortized debt issuance costs totaling $34,000.

                                  EMBREX, INC.

                                    FORM 10-Q

                                 March 31, 1996




NOTES TO CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION


The accompanying unaudited financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited and Embrex Sales, Inc. (collectively referred to as the Company) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.


NOTE 2 - NET INCOME PER SHARE

Primary earnings per share are computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common stock equivalents outstanding during the period. Common stock equivalents consist of stock options, warrants, and common shares purchasable under the Employee Stock Purchase Plan and are computed using the treasury stock method. The difference between primary and fully diluted net income per common share is not significant in all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and 1995

Consolidated revenues for the first quarter totaled $4.6 million representing an increase of $1.6 million (55 percent) over the prior year. INOVOJECT(R) revenues reached $4.3 million for the 1996 period - an increase of nearly 70 percent compared to the 1995 period. Substantially all of the 1996 and 90 percent of the 1995 INOVOJECT(R) revenues were derived from INOVOJECT(R) lease fees. The balance of the 1995 INOVOJECT(R) revenues was from the sale of one INOVOJECT(R) system to a human pharmaceutical company for use in the production of influenza vaccines. The growth in INOVOJECT(R) lease revenues was fueled by an increase in the number of INOVOJECT(R) systems operating under lease agreements in the United States and Canada from 148 units at March 31, 1995 to 251 units at March 31, 1996.

Product revenues decreased from $392,000 in the 1995 period to $222,000 in the 1996 period. Sales of the Company's proprietary viral neutralizing factor product (VNF) accounted for all of the Company's 1995 product revenues. The 1996 product revenues represent sales of both VNF and BDA-Blen. BDA-Blen is a product which combines the Company's VNF compound with an Infectious Bursal Disease
(IBD) vaccine. BDA-Blen has approval for post-hatch use, and is undergoing regulatory review for in ovo use by the United States Department of Agriculture. Management anticipates that the product will receive such approval later in 1996, and intends to aggressively market the product thereafter.

Cost of product sales and INOVOJECT(R) revenues decreased from 52% of total revenues during the 1995 first quarter (and 48% for full-year 1995) to 44% of total revenues in the 1996 period.

Operating expenses decreased from $2.2 million during the first quarter of 1995 to $2.1 million during the first quarter of 1996. The decrease in operating expenses reflects management's commitment to leveraging its know-how, patent position, market presence and expenditures.

Net interest expense totaled $372,000 for the first quarter of 1996 compared to $174,000 for the comparable 1995 period. The increase in interest expense results primarily from INOVOJECT(R) lease financing obtained during 1995 and early 1996.

Based on stronger INOVOJECT(R) system lease revenues, the presence of pre-licensing sales of VNF for use in the regulatory process, improved gross margins, and a commitment to the containment of operating expenses, Embrex posted its first profitable quarter showing a modest after-tax profit of $58,000 for the period ending March 31, 1996. This compares to a loss of $998,000 for the first quarter of 1995 and a loss of $596,000 during the fourth quarter of 1995. Earnings per common share totaled $.01 for the 1996 quarter based on 7.0 million weighted average shares outstanding compared to a loss of $.17 per share based on 6.0 million weighted average shares outstanding in the comparable 1995 period. Included in the weighted average shares outstanding in the 1996 period are 218,000 common stock equivalent shares attributable to dilutive stock options and warrants to purchase common stock.

For the remainder of the year, the goals of management continue to be worldwide penetration of the INOVOJECT(R) system, and further development of proprietary in ovo vaccines. Management will concentrate on managing its operating expenses through, what it anticipates will be, continued growth in its customer base and revenues.

Management's outlook for the second quarter is influenced by the high grain prices currently experienced by the poultry industry. High grain prices have caused the poultry industry to cut back on bird production in the short term, which may in turn result in lower volumes through the Company's INOVOJECT(R) systems in the second quarter of 1996. Management believes that the poultry industry has historically increased production levels following such short-term cutbacks, and does not anticipate that the conditions cited here will adversely impact its performance in the second half of the year.


Management anticipates further revenue growth throughout 1996, from its existing INOVOJECT(R) operations in the United States and Canada, new INOVOJECT(R) system leases in other countries, product sales of VNF to vaccine manufacturers and sales of its BDA-Blen product to poultry producers. However, the precise timing of the anticipated regulatory approval of BDA-Blen for in ovo use in the United States, the rate at which the marketplace will accept its INOVOJECT(R) technology outside the United States and Canada, the timing of approvals of third-party vaccines for in ovo use outside the United States and Canada, and possible decreases to U.S. hatchery bird production as a result of high grain prices will impact the pace of revenue growth and the attainment of, or increase in, profitability from the installation and operational throughputs of INOVOJECT(R) systems. Management will continue to manage its costs of revenues in an effort to maintain or improve gross margins, and will continue to carefully balance operating and interest expenses against its goal of continuing and increasing profitability.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At March 31, 1996, the Company's cash and short-term investment balances totaled $7.1 compared to $7.3 million at December 31, 1995.

Operating and investing activities were both essentially cash neutral for the first quarter of 1996. Net working capital requirements of $942,000 were fully offset by net income, adjusted to remove the impact of non-cash expenses. Proceeds from capital leases totaled $1.1 million and were used to fully finance INOVOJECT(R) and other equipment additions.

Net financing activities consumed $472,000 during the period. Proceeds from the exercise of options to purchase Common Stock provided $176,000 while payments on capital lease obligations consumed $648,000.

As of March 31, 1996 the Company had outstanding purchase commitments of approximately $1.7 million related to materials and supplies for the construction and maintenance of INOVOJECT(R) systems. Additionally, in connection with the January 1996 agreement reached with Select Laboratories (as discussed in the Company's Form 10-K for the year ended December 31, 1995), the Company has an obligation to purchase all existing inventories of raw material, BDA-BLEN, and related materials from Select within thirty months following the receipt of in ovo approval of the BDA-BLEN product being manufactured for Embrex. At March 31, 1996, the Company's outstanding purchase commitment under this agreement totaled approximately $1.4 million, of which $280,000 was paid upon executing the agreement.

Based on its current operations, management believes that its available cash and short-term investments, together with cash flow from operations and existing equipment financing lines, will be sufficient to meet its foreseeable cash requirements. At the present time, the Company has no plans to seek an extension or modification of its outstanding, publicly-traded warrants which have an expiration date of November 7, 1996.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.


Item 2.  Changes in Securities.   Not applicable.


Item 3.  Defaults Upon Senior Securities.    Not applicable.


Item 4.  Submission of Matters to a Vote of
             Security Holders.    Not applicable.


Item 5.  Other information.   Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.  None.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 13, 1996

                                  EMBREX, INC.



                                  By:  /s/ Randall L. Marcuson

                                     Randall L. Marcuson
                                     President and Chief Executive Officer



                                  By:  /s/ John L. Bradley, Jr.

                                     John  L. Bradley, Jr.
                                     Vice President, Finance and Administration