Form 10-Q
period 1996-06-30
EMBREX INC/NC
filed 1996-08-12
CIK 878725

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                          Commission File No. 000-19495



                                  Embrex, Inc.
               (Exact name of issuer as specified in its charter)


               North Carolina                     56-1469825
       (State or other jurisdiction of          (IRS Employer
       incorporation or organization)           Identification No.)


      1035 Swabia Court, Durham, NC                27703
      (Address of principal executive offices)    (Zip Code)


         Registrant's telephone no. including area code: (919) 941-5185



Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes   X           No

The number of shares of Common Stock, no par value, outstanding as of July 31, 1996, was 7,197,456.

                                  EMBREX, INC.
                                      INDEX



Part I                                                                                              Page

        Financial Information:

            Item 1:

                Balance Sheets.....................................................................3 of 16

                Statements of Operations...........................................................4 of 16

                Statements of Cash Flows...........................................................5 of 16

                Notes to Consolidated Financial Statements.........................................6 of 16

            Item 2:

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations......................................7 of 16

Part II

        Other Information.........................................................................10 of 16

        Signatures................................................................................11 of 16

        Exhibit Index ............................................................................13 of 16


PART I - FINANCIAL INFORMATION
        Item 1 - Financial Statements
                                  EMBREX, INC.
                                 BALANCE SHEETS


                                                                                             (Dollars in thousands)

                                                                                   June 30          December 31
                                                                                   1996                1995
                                                                               ---------------       ----------
ASSETS                                                                          (unaudited)

CURRENT ASSETS
    Cash and cash equivalents ..............................................   $      5,837       $       5,354
    Short-term investments..................................................          1,508               1,972
    Inventories:
        Materials and supplies..............................................          1,307               1,027
        Product ............................................................            578                 600
    Accounts receivable - trade.............................................          2,054               1,787
    Other current assets....................................................            387                 108
                                                                                ------------     --------------
        TOTAL CURRENT ASSETS................................................        11,671              10,848

INOVOJECT(Register mark) SYSTEMS UNDER CONSTRUCTION.........................           240                 801

INOVOJECT(Register mark) SYSTEMS ...........................................       16,482              13,846
    Less accumulated depreciation...........................................        ( 6,903)             (5,271)
                                                                                ------------        ------------
                                                                                      9,579               8,575

  EQUIPMENT, FURNITURE AND FIXTURES.........................................          2,456               2,274
    Less accumulated depreciation ..........................................         (1,526)             (1,441)
                                                                                 -----------       -------------
                                                                                        930                 833
OTHER ASSETS:
    Patents and exclusive licenses of patentable technology
        (net of accumulated amortization of $53 in 1996 and $48 in 1995)                126                 131
    Debt issuance costs (net of accumulated amortization of $185 in
        1996 and $125 in 1995)............................................               69                 201
    Other non-current assets................................................            303                 400
                                                                                ------------       ------------
TOTAL ASSETS..................................................................     $ 22,918           $  21,789
                                                                                   =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable and accrued expenses...................................        $ 2,147           $   2,581
    Current portion of capital lease obligations............................          2,753               2,333
    Current portion of long-term debt......................................           1,775                   0
                                                                                    --------          ---------
            TOTAL CURRENT LIABILITIES.......................................          6,675               4,914

CAPITAL LEASE OBLIGATIONS, less current portion.............................          7,292               7,172

LONG-TERM DEBT, less current portion........................................            476               3,225

SHAREHOLDERS' EQUITY
Common Stock, no par value:
        Authorized - 30,000,000 shares
        Issued and outstanding - 7,050,040 and 6,714,724 shares at
            June 30, 1996 and December 31, 1995, respectively...............         47,868              46,122
    Additional paid-in capital.............................................             371                 371
    Accumulated deficit.....................................................        (39,764)            (40,015)
                                                                                    --------          ----------
        TOTAL SHAREHOLDERS' EQUITY...........................................         8,475               6,478
                                                                                    --------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................      $ 22,918            $ 21,789
                                                                                   =========           ========


                            STATEMENTS OF OPERATIONS
                                  EMBREX, INC.
                                   (Unaudited)

                                                                      (Dollars in thousands, except per share data)




                                                               Three Months Ended            Six Months Ended
                                                                     June 30                      June 30
                                                              ---------------------           --------------


                                                                1996           1995          1996         1995
                                                                ----           ----          ----         ----


REVENUES
    INOVOJECT(Register mark) revenue......................    $   4,621         $2,748        $8,941       $5,303
    Product revenues......................................          413            394           635          786
    Other revenue........................................            34             14            87           34
                                                             -----------    -----------    ---------     --------
            TOTAL REVENUES.................................       5,068          3,156         9,663        6,123

COST OF PRODUCT AND INOVOJECT(Register mark) REVENUES......       2,237          1,605         4,236        3,143
                                                               ---------    -----------      -------      -------
                                                                  2,831          1,551         5,427        2,980

OPERATING EXPENSES
    General and administrative............................        1,014            989         1,875        1,831
    Sales and marketing..................................           344            486           748          956
    Research and development.............................           938            822         1,768        1,763
                                                               --------       ---------      --------      ------
        TOTAL OPERATING EXPENSES..........................        2,296          2,297         4,391        4,550

OTHER INCOME (EXPENSE)
    Interest income.....................................             84             95           156          148
    Interest expense.....................................          (399)          (449)         (843)        (676)
                                                              ----------     ----------     ---------     --------
        TOTAL OTHER EXPENSE..............................          (315)          (354)         (687)        (528)
                                                              ----------     ----------     ---------     --------
                INCOME (LOSS) BEFORE TAXES...............           220         (1,100)          349       (2,098)

INCOME TAXES                                                         27              0            98            0
                                                              ----------     ----------    ----------    ---------
                NET INCOME (LOSS).........................     $    193       $ (1,100)     $    251     $ (2,098)
                                                               =========      =========     =========    =========

Net income (loss) per share of Common Stock..............     $     .03    $      (.18)    $     .03   $     (.34)
                                                              ==========   ============    ==========  ===========

Weighted average shares of
    Common Stock outstanding (in thousands)...............        7,317          6,177         7,178         6,136



                            STATEMENTS OF CASH FLOWS
                                  EMBREX, INC.
                                   (Unaudited)

                                                                                        (Dollars in thousands)


                                                                                        Six Months Ended June 30
                                                                                       -------------------------
                                                                                        1996             1995
                                                                                        ----             ----

OPERATING ACTIVITIES
    Net income (loss)...........................................................    $   251           $  (2,098)
    Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
        Depreciation and amortization..........................................       1,858               1,402
        Changes in operating assets and liabilities:
            Accounts receivable, inventories and other current assets..........        (824)               (522)
            Accounts payable and accrued expenses..............................        (325)                (55)
                                                                                   ---------          ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES............................         960              (1,273)

INVESTING ACTIVITIES
    Purchases of short-term investments........................................         464                 (96)
    Purchases of INOVOJECT(Register mark) systems, equipment, furniture
        and fixtures............................................................     (2,216)                140
    Proceeds from capital lease obligations.....................................      1,853               3,950
                                                                                      ------              -----
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.............................        101                 (14)

FINANCING ACTIVITIES
    Issuance of Common Stock...................................................         259                  87
    Issuance of long-term debt (net) ..........................................         476               5,610
    Payments on capital lease obligations.......................................     (1,313)               (714)
                                                                                     -------           ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.............................       (578)              4,983
                                                                                    --------            -------
INCREASE IN CASH AND CASH EQUIVALENTS..........................................         483               3,696
    Cash and cash equivalents at beginning of period     .......................      5,354               2,803
                                                                                    --------            -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................    $ 5,837             $ 6,499
                                                                                    ========            =======






Supplemental Schedule of Noncash Financing Activity:

In May 1995, American Cyanamid Company, a subsidiary of American Home Products Corporation, converted the promissory note issued by Embrex, Inc. to American Cyanamid in 1991. The $1.2 million note, which would have been due on May 27, 1995, was converted into 320,000 shares of Common Stock.

Also, during the 1995 period, $1.1 million of the debentures issued in May 1995, along with $9,000 of accrued interest were converted into 221,793 shares of Common Stock net of unamortized debt issuance costs totaling $92,000.

During 1996, an additional $1.45 million debentures along with $109,000 of accrued interest were converted into 312,381 shares of Common Stock net of unamortized debt issuance costs totaling $72,000.

                                  EMBREX, INC.

                                    FORM 10-Q

                                  June 30, 1996



NOTES TO CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited and Embrex Sales, Inc. (collectively referred to as the Company) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

NOTE 2 - CASH AND CASH EQUIVALENTS

In connection with the secured line of credit discussed in NOTE 3 which follows, the Company has deposited $470,000 as secured collateral with the lender.

NOTE 3 - LONG-TERM DEBT

During June 1996 the Company closed on a $2.0 million secured equipment financing line which will be used to support the Company's continuing international expansion efforts. The financing line is secured by compensating cash balances, has a four-year term which calls for quarterly repayments of principal, and carries an interest rate one percentage point above the rate being earned by the Company on the compensating cash balances. At June 30, 1996, the Company had borrowed approximately $470,000 against this line.

NOTE 4 - NET INCOME PER SHARE

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 and 1995

Consolidated revenues for the second quarter of 1996 totaled $5.1 million representing a year over year increase of $1.9 million, or 61 percent. Revenues derived from sources outside of North America increased from 1 percent of revenues during the 1995 period to 10 percent of revenues in the 1996 period. The revenue growth is largely attributable to an increase in INOVOJECT revenues which grew from $2.7 million in the 1995 period to $4.6 million in the 1996 period. Product revenues for the 1996 quarter totaled $413,000 compared to $394,000 for the same period in 1995.

Consistent with the improvement noted during the first quarter of 1996, cost of product and INOVOJECT revenues decreased from 51 percent of total revenues during the 1995 quarter to 44 percent of revenues in the 1996 period.

In aggregate operating expenses were unchanged year over year, holding steady at approximately $2.3 million during the second quarter of both 1996 and 1995 as management continues to successfully control operating expenses and leverage its know-how, patent position and market presence.

Net interest expense decreased from $354,000 in the 1995 period to $315,000 in the 1996 period largely due to diminishing interest expense payments on INOVOJECT lease lines.

Based on a stronger top line, improved gross margins, and the containment of operating expenses, the Company posted its second consecutive profitable quarter. Net income for the quarter ended June 30, 1996 totaled $193,000 compared to a loss of $1.1 million for the comparable 1995 period. Earnings per share totaled $.03 for the 1996 quarter compared to a loss of $.18 per share for the comparable 1995 period based on 7.3 million and 6.2 million weighted average shares outstanding in the 1996 and 1995 periods, respectively.

Six Months Ended June 30, 1996 and 1995

Consolidated revenues for the six months ended June 30, 1996 totaled $9.7 million up from $6.1 million a year earlier. This increase in total revenues is principally attributable to stronger INOVOJECT revenues which showed a year-over-year increase of 58 percent growing from $5.3 million to $8.9 million.

Cost of product and INOVOJECT revenues totaled $4.2 million, or 44 percent of total revenues, for the first six months of 1996 compared to $3.1 million, or 51 percent of total revenues, for the same 1995 period.

Operating expenses for the first half of 1996 totaled $4.4 million, down 3.5 percent ($159,000) from a year earlier. As noted under the review of the quarterly results, management is committed to leveraging its resources and controlling operating expenses.

Net interest expense increased from $528,000 for the six months ended June 30, 1995 to $687,000 for the same 1996 period. This increase in interest expense results primarily from INOVOJECT lease financing obtained during 1995 and the first half of 1996.

Net income for the six months ended June 30, 1996 totaled $251,000, $.03 per share of Common Stock, compared to a net loss of $2.1 million , $.34 per share of Common Stock, for the same period in 1995.

Management anticipates further revenue growth over 1995 levels throughout 1996, from its existing INOVOJECT(Register mark) operations in the United States and Canada, new INOVOJECT(Register mark) system leases in other countries, product sales of VNF to vaccine manufacturers and sales of its BDA-Blen product to poultry producers. However, the precise timing of the anticipated regulatory approval of BDA-Blen for IN OVO use in the United States, the rate at which the marketplace will accept its INOVOJECT(Register mark) technology outside the United States and Canada, the timing of approvals of third-party vaccines for IN OVO use outside the United States and Canada, and possible decreases in U.S. hatchery bird production as a result of high grain prices will impact the pace of revenue growth and the attainment of, or increase in, profitability from the installation and operational throughputs of INOVOJECT(Register mark) systems. Management will continue to manage its costs of revenues in an effort to maintain or improve gross margins, and will continue to carefully balance operating and interest expenses against its goal of continuing and increasing profitability.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At June 30, 1996, the Company's cash and short-term investment balances totaled $7.3 million - unchanged from year-end 1995.

Operating activities generated almost $1.0 million during the first six months of 1996 despite an $824,000 increase in accounts receivable, inventory, and other current assets associated with expanding operations. During the same period, net investing activities yielded an additional $101,000.

Net financing activities consumed $578,000 during the period largely as a result of repayments on capital lease obligations. Additionally, during the period the Company closed on a $2.0 million secured equipment financing line which will be used to support the Company's continuing international expansion efforts. The financing line is secured by compensating cash balances, has a four-year term which calls for quarterly repayments of principal, and carries an interest rate one percentage point above the rate being earned by the Company on the compensating cash balances. At June 30, 1996, the Company had borrowed approximately $470,000 against this line.

As of June 30, 1996 the Company had outstanding purchase commitments of approximately $3.5 million related to the production of the Company's BDA-BLEN product and materials and supplies for the construction and maintenance of INOVOJECT(Register mark) systems.

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

This report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. These statements involve risks and uncertainties that could cause actual results to differ materially, including those risks discussed under "Six Months Ended June 30, 1996 and 1995" with respect to anticipated revenue growth and the attainment of or increase in profitability. In addition, the ability to obtain regulatory approval of BDA-Blen for IN OVO use or any other product for IN OVO use is dependent upon a number of factors, including the results of trials, the discretion of regulatory officials, and potential changes in regulations. Finally, the adequacy of the company's available cash and short term investments, together with cash flow from operations and existing equipment financing lines to sustain current operations, is subject to a number of variables, including the ability of the company to maintain revenues and expenses at current or improved levels, which is dependent upon continued customer demand for the INOVOJECT(Register mark) system, the ability to service and maintain the INOVOJECT(Register mark) systems within budgeted levels, and continued international placement of INOVOJECT(Register mark) systems.

PART II.  OTHER INFORMATION


Item 1.      Legal Proceedings.  Not applicable.

Item 2.      Changes in Securities.  Not applicable

Item 3.      Defaults Upon Senior Securities.   Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders.

             On May 16, 1996 the Annual Shareholders meeting was held and the following matters were submitted to the shareholders for a vote. There were 6,594,337 shares either present or evidenced by proxy and below represents a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.


ELECTION OF DIRECTORS:
                                        Votes             Number of
                                      Against      Votes     Broker
Director               Votes For  or Withheld  Abstained  Non-votes       Totals
Charles E. Austin      6,200,198      394,139          0          0    6,594,337
Lester M. Crawford,
    D.V.M., Ph.D.      6,187,698      406,639          0          0    6,594,337
Stephen Hartogensis    6,196,098      398,239          0          0    6,594,337
Randall L. Marcuson    6,131,598      462,739          0          0    6,594,337
Kenneth N. May, Ph.D.  6,185,498      408,839          0          0    6,594,337
Arthur M. Pappas       6,195,298      399,039          0          0    6,594,337





AMENDMENT TO ARTICLES OF INCORPORATION TO (I) INCREASE AMOUNT OF AUTHORIZED COMMON STOCK FROM 15,000,000 TO 30,000,000 SHARES, (II) INCREASE THE AMOUNT OF AUTHORIZED PREFERRED STOCK FROM 20,000 TO 15,000,000 SHARES, AND (III) TO CHANGE THE PAR VALUE OF THE AUTHORIZED COMMON STOCK AND SERIES A PARTICIPATING PREFERRED STOCK FROM NO PAR VALUE TO PAR VALUE STOCK, WITH A PAR VALUE OF $.01 PER SHARE:
                                     Votes             Number of
                                   Against      Votes     Broker
                    Votes For  or Withheld  Abstained  Non-votes      Totals
Votes - this item   3,561,146      742,796     67,873  2,222,522   6,594,337

AMENDMENT TO INCREASE THE NUMBER OF SHARES OF COMMON STOCK AVAILABLE FOR ISSUANCE PURSUANT TO THE COMPANY'S INCENTIVE STOCK OPTION AND NONSTATUTORY STOCK OPTION PLAN.
                                     Votes             Number of
                                   Against       Votes    Broker
                    Votes For  or Withheld   Abstained Non-votes       Totals
Votes - this item   2,632,628    1,038,096      78,866 2,844,747    6,594,337




RATIFICATION OF INDEPENDENT AUDITORS:
                               Votes              Number of
                             Against      Votes      Broker
Auditor       Votes For  or Withheld  Abstained   Non-votes            Totals
Ernst & Young 6,510,356       45,115     38,866           0         6,594,337



Item 5.      Other information.    Not applicable.

Item 6.      Exhibits and Reports on Form 8-K.

             Exhibit 3 - Articles of Amendment of Articles of Incorporation effective May 28, 1996.

             Exhibit 10 - Amendment dated May 16, 1996 to Incentive Stock Option and Nonstatutory Stock Option Plan - June 1993.

             Exhibit 27 - Financial Data Schedule.

             The Company filed a report on Form 8-K on March 22, 1996, reporting the Company's adoption of a shareholder rights plan. No other reports on Form 8-K have been filed since that date.

                                   SIGNATURES




         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  July 31, 1996

                                  EMBREX, INC.




                                    By:     /s/ Randall L. Marcuson


                                    Randall L. Marcuson
                                    President and Chief Executive Officer



                                    By:      /s/ John L. Bradley, Jr.

                                    John L. Bradley, Jr.
                                    Vice President, Finance and Administration

                                  Embrex, Inc.
                               File No. 000-19495

                                    Form 10-Q
                            For the Quarterly Period
                               Ended June 30, 1996



                                  EXHIBIT INDEX




                                                                    Sequential
  Exhibit                                                           Page Number

      3     Articles of Amendment of Articles of Incorporation
            effective May 28, 1996.                                   14 of 16

    10      Amendment dated May 16, 1996 to Incentive Stock
            Option and Nonstatutory Stock Option Plan - June 1993.    16 of 16

    27      Financial Data Schedule