Form 10-K405/A
period 1995-12-31
EMBREX INC/NC
filed 1996-08-29
CIK 878725

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995     Commission file number 000-19495
                          -----------------                            ---------
 ................................................................................

                                  EMBREX, INC.
             (Exact name of registrant as specified in its charter)

                  NORTH CAROLINA                                                  56-1469825
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification Number)

1035 SWABIA COURT, DURHAM, NORTH CAROLINA                               27703
  (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (919) 941-5185

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of class)

                               REDEEMABLE WARRANTS
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of March 22, 1996, the aggregate market value of the voting stock held by non-affiliates was $49.1 million.

         As of March 22, 1996, there were 6,886,419 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE



                                            DOCUMENT                                   WHERE INCORPORATED
Annual Report to Shareholders for the year ended December 31, 1995                     Part II

Proxy Statement to be filed with respect to the Annual Meeting of Shareholders         Part III
to be held on May 16, 1996


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1). The financial statements listed below are included in the 1995 Annual Report to Shareholders, filed as Exhibit 13 to this report, and are incorporated by reference in Item 8 of this report. All financial statement schedules normally required under Regulation S-X are omitted as the required information is inapplicable.

                                                                                       Annual Report to
Financial Statements                                 Form 10-K Page                    Shareholders Page

Consolidated Balance Sheets at
December 31, 1994 and 1995                                 13                                 13

Consolidated Statements of Operations
for each of the three fiscal years
ended December 31, 1993, 1994 and 1995                     13                                 14

Consolidated Statements of Cash Flows
for each of the three fiscal years ended
December 31, 1993, 1994 and 1995                           13                                 15

Consolidated Statements of Shareholders'
Equity for each of the three fiscal
years ended December 31, 1993, 1994 and 1995               13                                 16

Notes to Consolidated Financial Statements                 13                                 17

Report of Independent Auditors                             13                                 23


         (a)(2). The financial statements of the Company's Employee Stock Purchase Plan listed below are filed herewith.



Financial Statements                                 Form 10-K Page

Report of Independent Auditors                            21

Statement of Net Assets Available for Plan
Benefits at December 31, 1994 and 1995                    22

Statement of Changes in Net Assets Available
for Plan Benefits for the Period June 1, 1993
(inception) to December 31, 1993 and for the
fiscal year ended December 31, 1995                       23

Notes to Financial Statements                             24

         (a)(3). The exhibits listed below are filed as part of this report. Executive compensation plans and arrangements are listed in Exhibits 10.11 through 10.17 and 10.35 through 10.38.

Exhibit                    Description

3.1(1)                     Restated Articles of Incorporation

3.2                        Articles of Amendment to Articles of Incorporation effective March 21, 1996

3.3(2)                     Bylaws of the Company

4.1                        Reference is made to Exhibits 3.1 and 3.2

4.2(1)                     Warrant Agreement dated November 7, 1991 by and between the Company and Branch
                           Banking & Trust Company

4.3(1)                     Specimen of Warrant Certificate

4.4(1)                     Specimen of Common Stock Certificate

4.5(3)                     Notices to holders of outstanding warrants regarding adjustments in warrant terms resulting from Regulation S private placement


4.6(4)                     Form of Registration Rights Agreement

4.7(3)                     Form of Regulation S Securities Subscription Agreement

4.8(3)                     Form of Embrex 8% Convertible Debenture due May 1, 1997

4.9(3)                     Warrant to Purchase Common Stock of Embrex issued to Schwartz Investments, Inc.

4.10(5)                    Rights Agreement dated as of March 21, 1996 between Embrex and Branch Banking and
                           Trust Company, as Rights Agent

10.1(2)                    Exchange Agreement dated May 28, 1991, between Embrex and American Cyanamid
                           Company, Advent First Limited Partnership A, Biotechnology Venture Fund S.A.,
                           Biotechnology Investments Limited, Domain Partners, L.P., Elf Technologies, Inc.,
                           Prince Venture Partners III, L.P., 3i Securities Corporation, and Charles E. Austin

10.2(2)                    Form of Stock Purchase Warrant exercisable for the purchase of 180,003 shares of
                           Common Stock

10.3(2)                    License Agreement dated December 11, 1991, between Embrex and the National
                           Technical Information Service, a primary operating unit of the United States
                           Department of Commerce

10.4(2)                    Collaborative Research Agreement dated January 17, 1989 between Embrex and the
                           University of Arkansas (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment application filed with the Securities and Exchange Commission)





Exhibit                    Description

10.5(2)                    License Agreement dated October 1, 1988, between Embrex and the National
                           Technical Information Service, a primary operating unit of the United States
                           Department of Commerce (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment application filed with the Securities and Exchange Commission)

10.6(2)                    Lease Agreement dated December 9, 1986 between Embrex, as tenant, and Imperial
                           Center Partnership and Petula Associates, Ltd., as landlord, as amended by First
                           Amendment dated June 11, 1987, Second Amendment dated December 1, 1988 and Third
                           Amendment dated May 2, 1989

10.7(2)                    Facility Agreement dated March 1, 1991, between Embrex and Mississippi Agriculture and Forestry Experiment Station, Mississippi State University

10.8(2)                    Unrestricted Grant Agreement dated April 1, 1988, between Embrex and North
                           Carolina State University, as amended by Amendment dated September 15, 1989 and
                           Amendment dated April 22, 1991

10.9(2)                    Unrestricted Grant Agreement dated November 1, 1986, between Embrex and North
                           Carolina State University, as amended by Amendment dated May 3, 1989, Amendment dated September 15, 1989, and Amendment dated April 22, 1991

10.10(2)                   Basic Research Agreement dated October 24, 1989, between Embrex and University of Arkansas, as amended on October 23, 1990, February 1, 1991 and July 22, 1991

10.11(2)                   1988 Incentive Stock Option Plan and form of Incentive Stock Option Agreement

10.12(2)                   1989 Nonstatutory Stock Option Plan and form of Nonstatutory Stock Option Agreement

10.13(2)                   1991 Nonstatutory Stock Option Plan and form of Nonstatutory Stock Option Agreement

10.14(6)                   Incentive Stock Option and Nonstatutory Stock Option Plan and forms of Stock Option
                           Agreements - June 1993

10.15(6)                   Employee Stock Purchase Plan

10.16(2)                   Employment Agreement dated November 15, 1989, between Embrex and Randall L.
                           Marcuson

10.17(2)                   Employment Agreement dated October 16, 1989, between Embrex and Catherine A.
                           Ricks


10.18(2)                   Shareholders' Agreement dated August 14, 1991 by and among Embrex, Advent
                           Euroventures Limited Partnership, and Plant Resource Venture Fund II Limited
                           Partnership

10.19(7)                   INOVOJECT(R) Egg Injection System Lease, Limited License, Supply and Service
                           Agreement dated May 4, 1993 between Embrex and Tyson Foods, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment application filed with the Securities and Exchange
                           Commission)


10.20(8)                   Master Lease Agreement dated December 3, 1993 between Embrex and Capital
                           Associates International, Inc. with a form of equipment schedule and collateral assignment of lease attached

10.21(8)                   Master Lease Agreement dated January 28, 1994 between Embrex and Aberlyn Capital





Exhibit                    Description



                           Management Limited Partnership with a form of lease schedule and collateral assignment of lease attached

10.22(8)                   Agreement to Issue Warrant dated January 28, 1994 between Embrex and Aberlyn
                           Capital Management Limited Partnership

10.23(8)                   Common Stock Purchase Warrant issued to Aberlyn Capital Management Limited
                           Partnership

10.24(8)                   Agreement to Issue Warrant dated January 28, 1994 between Embrex and Aberlyn
                           Holding Company, Inc.

10.25(8)                   Common Stock Purchase Warrant issued to Aberlyn Holding Company, Inc.

10.26(9)                   Master Equipment Lease Agreement dated as of December 7, 1994 between Financing for Science International, Inc. and Embrex with a Consent to Assignment of Equipment
                           Lease Agreement, Security Agreement and Rental Schedule attached

10.27(9)                   License Agreement dated as of December 7, 1994 between Financing for Science
                           International, Inc. and Embrex with Sublicense Agreement attached

10.28(9)                   Common Stock Purchase Warrant dated January 17, 1995 issued to Financing for
                           Science International, Inc.

10.29(9)                   Agreement for Sale of Equipment and Rights Under User Agreement dated as of
                           December 7, 1994 between Financing for Science International, Inc. and Embrex

10.30(3)                   Letter of Agreement for $6.0 million Convertible Regulation S Private Placement by and between the Company and Swartz Investments, Inc., as placement agent

10.31                      Limited License and Supply Agreement dated as of July 20, 1995 between Embrex and Webster (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment application filed with the
                           Securities and Exchange Commission)


10.32                      Agreement dated as of January 22, 1996 between Embrex and Select (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment application filed with the Securities and Exchange
                           Commission)

10.33                      Letter Agreement dated as of January 22, 1996 between Select and Embrex

10.34                      License dated as of January 22, 1996 granted by Select to Embrex (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment application filed with the Securities and Exchange
                           Commission)





10.35                      Term Sheet and General Provisions to Employment Agreement between Embrex and
                           Richard P. Gildersleeve

10.36                      General Provisions to Employment Agreement between Embrex and Brian V. Cosgriff dated August 18, 1995

10.37                      Terms and Conditions of Employment between Embrex Europe Limited and David M.
                           Baines dated May 17, 1994






10.38                      General Provisions to Employment Agreement between Embrex and John L. Bradley, Jr.
                           dated March 30, 1995

10.39                      Commitment letter accepted June 14, 1995 between Embrex and Financing for
                           Science International, Inc. for $2.0 million capital lease financing facility

10.40                      Stock Purchase Warrant dated June 9, 1995 issued to Financing for Science
                           International, Inc.

10.41                      Financing Agreement (Number 10783) dated as of October 30, 1995 between Lease
                           Management Services, Inc. and Embrex, and Addendum thereto dated October 30, 1995 attached

10.42                      License Agreement dated October 30, 1995 between Embrex and Lease Management
                           Services, Inc.

10.43                      Sublicense Agreement dated as of October 30, 1995 between Embrex and Lease
                           Management Services, Inc.

10.44                      Movable Hypothec on Equipment and Contracts dated as of October 30, 1995 between
                           Embrex and Lease Management Services, Inc.

10.45                      Warrant to Purchase 30,000 Shares of Common Stock dated October 30, 1995 issued to Lease Management Services, Inc.

10.46                      Intercreditor Agreement dated as of October 31, 1995 among Financing for Science
                           International, Inc., Lease Management Services, Inc., and Embrex.

13                         Form of Annual Report to Shareholders for the year ended December 31, 1995 (with the exception of the information incorporated by reference into Items 5, 6, 7 and 8 of this Form 10-K, the 1995 Annual Report to Shareholders is not deemed filed as part of this report)

21                         Subsidiaries

23                         Consent of Ernst & Young LLP to the incorporation by reference of their report, included in the 1995 Annual Report to Shareholders, into this report on Form
                           10-K and into the Registration Statements under the Securities Act of 1933 on
                           Form S-8 (Registration No. 33-51582 and No. 33-63318), as filed with the
                           Securities and Exchange Commission on September 1, 1992 and May 25, 1993,
                           respectively, and to the incorporation by reference in the Registration
                           Statement (Form S-8 No. 33-63318) pertaining to the Employee Stock Purchase Plan of their report with respect to the financial statements of the Embrex, Inc.
                           Employee Stock Purchase Plan included in this Form 10-K.

- ----------------------------
         (1) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for fiscal year ending December 31, 1991 and incorporated herein by reference

         (2) Exhibit to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Registration No. 33-42482) effective November 7, 1991 and incorporated herein by reference

         (3) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended June 30, 1995 and incorporated herein by reference

         (4) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended March 31, 1995 and incorporated herein by reference

         (5) Exhibit to the Company's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on March 22, 1996 and incorporated herein by reference.

         (6) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1992 and incorporated herein by reference

         (7) Exhibit to the Company's Form 10-QSB, as amended, as filed with the Securities Exchange Commission for the three months ended March 31, 1993 and incorporated herein by reference

         (8) Exhibit to the Company's Form 10-KSB, as amended, as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1993 and incorporated herein by reference

         (9) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1994 and incorporated herein by reference

         (b). No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      EMBREX, INC.


                                                      By:/s/ (Signature of
                                                      Randall L. Marcuson
                                                      appears here)
Date:  August 29, 1996                                Randall L. Marcuson
                                                      President and Chief
                                                      Executive Officer

                                  EXHIBIT INDEX


                                                                                       FORM 10-K
                                                                                      SEQUENTIAL
EXHIBIT                    DESCRIPTION                                               PAGE NUMBER



3.1(1)                     Restated Articles of Incorporation


3.2                        Articles of Amendment to Restated Articles of Incorporation
                           effective March 21, 1996

3.3(2)                     Bylaws of the Company


4.1                        Reference is made to Exhibits 3.1 and 3.2


4.2(1)                     Warrant Agreement dated November 7, 1991 by and between the Company and Branch
                           Banking & Trust Company


4.3(1)                     Specimen of Warrant Certificate


4.4(1)                     Specimen of Common Stock Certificate


4.5(3)                     Notices to holders of outstanding warrants regarding adjustments in warrant terms resulting from Regulation S private placement


4.6(4)                     Form of Registration Rights Agreement


4.7(3)                     Form of Regulation S Securities Subscription Agreement


4.8(3)                     Form of Embrex 8% Convertible Debenture due May 1, 1997


4.9(3)                     Warrant to Purchase Common Stock of Embrex issued to
                           Schwartz Investments, Inc.


4.10(5)                    Rights Agreement dated as of March 21, 1996 between
                           Embrex and Branch Banking and Trust Company, as Rights Agent


10.1(2)                    Exchange Agreement dated May 28, 1991, between Embrex
                           and American Cyanamid Company, Advent First Limited
                           Partnership A, Biotechnology Venture Fund S.A.,
                           Biotechnology Investments Limited, Domain Partners, L.P.,
                           Elf Technologies, Inc., Prince Venture Partners III, L.P., 3i
                           Securities Corporation, and Charles E. Austin


10.2(2)                    Form of Stock Purchase Warrant exercisable for the purchase of 180,003 shares of Common Stock







                                                                                                          FORM 10-K
                                                                                                         SEQUENTIAL
EXHIBIT                    DESCRIPTION                                                                  PAGE NUMBER

10.3(2)                    License Agreement dated December 11, 1991 between Embrex and the National
                           Technical Information Service, a primary operating unit of the United States
                           Department of Commerce




10.4(2)                    Collaborative Research Agreement dated January 17, 1989 between Embrex and the
                           University of Arkansas (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment application filed with the Securities and Exchange Commission)



10.5(2)                    License Agreement dated October 1, 1988, between Embrex and the National
                           Technical Information Service, a primary operating unit of the United States
                           Department of Commerce (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment application filed with the Securities and Exchange Commission)


10.6(2)                    Lease Agreement dated December 9, 1986 between Embrex, as tenant, and Imperial
                           Center Partnership and Petula Associates, Ltd., as landlord, as amended by First
                           Amendment dated June 11, 1987, Second Amendment dated December 1, 1988 and Third
                           Amendment dated May 2, 1989


10.7(2)                    Facility Agreement dated March 1, 1991, between Embrex
                           and Mississippi Agriculture and Forestry Experiment Station,
                           Mississippi State University


10.8(2)                    Unrestricted Grant Agreement dated April 1, 1988, between Embrex and North
                           Carolina State University, as amended by Amendment dated September 15, 1989 and
                           Amendment dated April 22, 1991


10.9(2)                    Unrestricted Grant Agreement dated November 1, 1986, between Embrex and North
                           Carolina State University, as amended by Amendment dated May 3, 1989, Amendment dated September 15, 1989, and Amendment dated April 22, 1991


10.10(2)                   Basic Research Agreement dated October 24, 1989, between Embrex and University of Arkansas, as amended on October 23, 1990, February 1, 1991 and July 22, 1991


10.11(2)                   1988 Incentive Stock Option Plan and form of Incentive Stock
                           Option Agreement


10.12(2)                   1989 Nonstatutory Stock Option Plan and form of
                           Nonstatutory Stock Option Agreement


10.13(2)                   1991 Nonstatutory Stock Option Plan and form of
                           Nonstatutory Stock Option Agreement


10.14(6)                   Incentive Stock Option and Nonstatutory Stock Option Plan
                           and forms of Stock Option Agreements - June 1993





10.15(6)                   Employee Stock Purchase Plan


10.16(2)                   Employment Agreement dated November 15, 1989, between
                           Embrex and Randall L. Marcuson



                                                                                                          FORM 10-K
                                                                                                         SEQUENTIAL
EXHIBIT                    DESCRIPTION                                                                  PAGE NUMBER



10.17(2)                   Employment Agreement dated October 16, 1989, between
                           Embrex and Catherine A. Ricks

10.18(2) Shareholders' Agreement dated August 14, 1991 by and among Embrex, Advent Euroventures Limited Partnership, and Plant Resource Venture Fund II Limited Partnership


10.19(7)                   INOVOJECT(R) Egg Injection System Lease, Limited License, Supply and Service
                           Agreement dated May 4, 1993 between Embrex and Tyson Foods, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment application filed with the Securities and Exchange
                           Commission)


10.20(8)                   Master Lease Agreement dated December 3, 1993 between
                           Embrex and Capital Associates International, Inc. with a form of equipment schedule and collateral assignment of lease
                           attached


10.21(8)                   Master Lease Agreement dated January 28, 1994 between Embrex and Aberlyn Capital
                           Management Limited Partnership with a form of lease schedule and collateral assignment of lease attached


10.22(8)                   Agreement to Issue Warrant dated January 28, 1994 between
                           Embrex and Aberlyn Capital Management Limited Partnership


10.23(8)                   Common Stock Purchase Warrant issued to Aberlyn Capital
                           Management Limited Partnership


10.24(8)                   Agreement to Issue Warrant dated January 28, 1994 between Embrex and Aberlyn
                           Holding Company, Inc.


10.25(8)                   Common Stock Purchase Warrant issued to Aberlyn Holding
                           Company, Inc.


10.26(9)                   Master Equipment Lease Agreement dated as of December 7,
                           1994 between Financing for Science International, Inc. and
                           Embrex with a Consent to Assignment of Equipment Lease
                           Agreement, Security Agreement and Rental Schedule attached






                                                                                                          FORM 10-K
                                                                                                         SEQUENTIAL
EXHIBIT                    DESCRIPTION                                                                  PAGE NUMBER

10.27(9)                   License Agreement dated as of December 7, 1994 between
                           Financing for Science International, Inc. and Embrex with
                           Sublicense Agreement attached


10.28(9)                   Common Stock Purchase Warrant dated January 17, 1995 issued to Financing for
                           Science International, Inc.


10.29(9)                   Agreement for Sale of Equipment and Rights Under User
                           Agreement dated as of December 7, 1994 between Financing
                           for Science International, Inc. and Embrex


10.30(3)                   Letter of Agreement for $6.0 million Convertible Regulation S Private Placement by and between the Company and Swartz Investments, Inc., as placement agent


10.31                      Limited License and Supply Agreement dated as of July 20, 1995 between Embrex and Cyanamid Websters, a subsidiary of Arthur Webster PTY, Ltd. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment application filed with the Securities and Exchange
                           Commission)


10.32                      Agreement dated as of January 22, 1996 between Embrex and Select (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment application filed with the Securities and Exchange
                           Commission)



10.33                      Letter Agreement dated as of January 22, 1996 between Select and Embrex


10.34                      License dated as of January 22, 1996 granted by Select to Embrex (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment application filed with the Securities and Exchange
                           Commission)


10.35                      Term Sheet and General Provisions to Employment Agreement
                           between Embrex and Richard P. Gildersleeve


10.36                      General Provisions to Employment Agreement between
                           Embrex and Brian V. Cosgriff dated August 18, 1995


10.37                      Terms and Conditions of Employment between Embrex
                           Europe Limited and David M. Baines dated May 17, 1994


10.38                      General Provisions to Employment Agreement between
                           Embrex and John L. Bradley, Jr. dated March 30, 1995


10.39                      Commitment letter accepted June 14, 1995 between Embrex and Financing for
                           Science International, Inc. for $2.0 million capital lease financing facility


10.40                      Stock Purchase Warrant dated June 9, 1995 issued to Financing for Science
                           International, Inc.



10.41                      Financing Agreement (Number 10783) dated as of October 30,
                           1995 between Lease Management Services, Inc. and Embrex,
                           and Addendum thereto dated October 30, 1995 attached



                                                                                                          FORM 10-K
                                                                                                         SEQUENTIAL
EXHIBIT                    DESCRIPTION                                                                  PAGE NUMBER


10.42                      License Agreement dated October 30, 1995 between Embrex and Lease Management
                           Services, Inc.


10.43                      Sublicense Agreement dated as of October 30, 1995 between Embrex and Lease
                           Management Services, Inc.


10.44                      Movable Hypothec on Equipment and Contracts dated as of October 30, 1995 between
                           Embrex and Lease Management Services, Inc.


10.45                      Warrant to Purchase 30,000 Shares of Common Stock dated October 30, 1995 issued to Lease Management Services, Inc.


10.46                      Intercreditor Agreement dated as of October 31, 1995 among
                           Financing for Science International, Inc., Lease Management
                           Services, Inc., and Embrex.


13                         Form of Annual Report to Shareholders for the year ended December 31, 1995 (with the exception of the information incorporated by reference into Items 5, 6, 7 and 8 of this Form 10-K, the 1995 Annual Report to Shareholders is not deemed filed as part of this report)


21                         Subsidiaries


23                         Consent of Ernst & Young LLP to the incorporation by reference of their report, included in the 1995 Annual Report to Shareholders, into this report on Form
                           10-K and into the Registration Statements under the Securities Act of 1933 on
                           Form S-8 (Registration No. 33-51582 and No. 33-63318), as filed with the
                           Securities and Exchange Commission on September 1, 1992 and May 25, 1993,
                           respectively, and to the incorporation by reference in the Registration
                           Statement (Form S-8 No. 33-63318) pertaining to the Employee Stock Purchase Plan of their report with respect to the financial statements of the Embrex, Inc.
                           Employee Stock Purchase Plan included in this Form 10-K.

- ----------------------------

         (1) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for fiscal year ending December 31, 1991 and incorporated herein by reference

         (2) Exhibit to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Registration No. 33-42482) effective November 7, 1991 and incorporated herein by reference

         (3) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended June 30, 1995 and incorporated herein by reference

         (4) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended March 31, 1995 and incorporated herein by reference

         (5) Exhibit to the Company's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on March 22, 1996 and incorporated herein by reference.

         (6) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1992 and incorporated herein by reference

         (7) Exhibit to the Company's Form 10-QSB, as amended, as filed with the Securities Exchange Commission for the three months ended March 31, 1993 and incorporated herein by reference

         (8) Exhibit to the Company's Form 10-KSB, as amended, as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1993 and incorporated herein by reference

         (9) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1994 and incorporated herein by reference