Form 10-Q
period 1996-09-30
EMBREX INC/NC
filed 1996-11-12
CIK 878725

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

                          Commission File No. 000-19495



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

                                    Yes X No

The number of shares of Common Stock, $0.01 par value, outstanding as of October 31, 1996, was 7,379,960.

                                  EMBREX, INC.
                                      INDEX



Part I                                                            Page

        Financial Information:

            Item 1:

                Balance Sheets....................................3 of 12

                Statements of Operations..........................4 of 12

                Statements of Cash Flows..........................5 of 12

                Notes to Consolidated Financial Statements........6 of 12

            Item 2:

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations.....7 of 12

Part II

        Other Information........................................10 of 12

        Signatures...............................................11 of 12

        Exhibit Index ...........................................12 of 12

PART I - FINANCIAL INFORMATION
        Item 1 - Financial Statements




                                            CONSOLIDATED BALANCE SHEETS
                                                   EMBREX, INC.


                                                                                              (Dollars in thousands)

                                                                               September 30          December 31
                                                                                   1996                  1995
                                                                            ------------------     ---------------
ASSETS                                                                          (unaudited)
CURRENT ASSETS
    Cash and cash equivalents ..............................................   $      5,366       $       5,354
    Short-term investments..................................................          1,875               1,972
    Inventories:
        Materials and supplies..............................................          1,206               1,027
        Product ............................................................            577                 600
    Accounts receivable - trade.............................................          2,230               1,787
    Other current assets....................................................            279                 108
                                                                                ------------     --------------
        TOTAL CURRENT ASSETS.................................................        11,533              10,848

INOVOJECT(R)SYSTEMS UNDER CONSTRUCTION.......................................           565                 801

INOVOJECT(R)SYSTEMS ..........................................................       17,497              13,846
    Less accumulated depreciation...........................................        ( 7,826)             (5,271)
                                                                                ------------        ------------
                                                                                      9,671               8,575

EQUIPMENT, FURNITURE AND FIXTURES...........................................          2,495               2,274
    Less accumulated depreciation ..........................................         (1,599)             (1,441)
                                                                                 -----------       -------------
                                                                                        896                 833
OTHER ASSETS:
    Patents and exclusive licenses of patentable technology, net...........             127                 131
    Debt issuance costs, net..............................................               32                 201
    Other non-current assets................................................            302                 400
                                                                                ------------       ------------
TOTAL ASSETS..................................................................     $ 23,126           $  21,789
                                                                                   =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable and accrued expenses...................................        $ 2,563           $   2,581
    Current portion of capital lease obligations............................          2,993               2,333
    Current portion of long-term debt......................................           1,613                   0
                                                                                    --------          ---------
            TOTAL CURRENT LIABILITIES.......................................          7,169               4,914

CAPITAL LEASE OBLIGATIONS, less current portion.............................          6,633               7,172

LONG-TERM DEBT, less current portion.....................................                 8               3,225

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value:
        Authorized - 30,000,000 shares
        Issued and outstanding - 7,221,553 and 6,714,724 shares at
            September 30, 1996 and December 31, 1995, respectively..........         48,506              46,122
    Additional paid-in capital.............................................             371                 371
    Accumulated deficit.....................................................        (39,561)            (40,015)
                                                                                    --------          ----------
        TOTAL SHAREHOLDERS' EQUITY...........................................         9,316               6,478
                                                                                    --------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................      $ 23,126            $ 21,789
                                                                                   =========           ========

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   EMBREX, INC.
                                                    (Unaudited)



                                                                  (Dollars in thousands, except per share data)

                                                                   Three Months Ended           Nine Months Ended
                                                                       September 30                  September 30
                                                                -------------------------       -----------------
                                                                    1996           1995          1996         1995
                                                                    ----           ----          ----         ----
REVENUES
    INOVOJECT(R)revenue....................................  $    5,188         $3,480       $14,129       $8,783
    Product revenues.....................................           408             30         1,043          816
    Other revenue.......................................             45             27           132           61
                                                             -----------   ------------    ---------  -----------
            TOTAL REVENUES................................        5,641          3,537        15,304        9,660

COST OF REVENUES..........................................        2,321          1,635         6,557        4,778
                                                               ---------     ----------     --------    ---------
                                                                  3,320          1,902         8,747        4,882

OPERATING EXPENSES
    General and administrative............................        1,182            833         3,057        2,664
    Sales and marketing..................................           473            678         1,221        1,634
    Research and development.............................         1,092            803         2,860        2,566
                                                               --------     -----------     ---------   ---------
        TOTAL OPERATING EXPENSES..........................        2,747          2,314         7,138        6,864

OTHER INCOME (EXPENSE)
    Interest income.....................................             94            116           250          264
    Interest expense.....................................          (398)          (503)       (1,241)      (1,179)
                                                              ----------    -----------     ---------   ----------
        TOTAL OTHER EXPENSE..............................          (304)          (387)         (991)        (915)
                                                              ----------    -----------    ----------  -----------
                INCOME (LOSS) BEFORE TAXES...............           269           (799)          618       (2,897)

INCOME TAXES                                                         66              0           164            0
                                                              ----------    ------------    ----------   ---------
                NET INCOME (LOSS).........................     $    203     $ (    799)     $    454     $ (2,897)
                                                               =========    ===========     =========    =========

Net income (loss) per share of Common Stock..............     $     .03    $      (.12)    $     .06   $     (.46)
                                                              ==========   ============    ==========  ===========

Weighted average shares of
    Common Stock outstanding (in thousands)...............        7,442          6,518        7,266         6,237



                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   EMBREX, INC.
                                                    (Unaudited)


                                                                                             (Dollars in thousands)


                                                                                     Nine Months Ended September 30
                                                                                        1996                1995

OPERATING ACTIVITIES
    Net income (loss)...........................................................    $   454           $  (2,897)
    Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
        Depreciation and amortization..........................................       2,851               2,338
        Changes in operating assets and liabilities:
            Accounts receivable, inventories and other current assets..........        (770)             (1,021)
            Accounts payable and accrued expenses..............................         150                 318
                                                                                   ---------           --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES............................       2,685              (1,262)

INVESTING ACTIVITIES
    Purchases of short-term investments.......................................           97                (414)
    Purchases of INOVOJECT(R)systems, equipment, furniture
        and fixtures............................................................     (3,597)             (5,879)
    Proceeds from capital lease obligations.....................................      2,141               6,017
                                                                                      ------              -----
NET CASH USED IN INVESTING ACTIVITIES...........................................     (1,359)               (276)

FINANCING ACTIVITIES
    Issuance of Common Stock...................................................         260                 348
    Issuance of long-term debt...............................................             8               5,385
    Proceeds from short-term borrowings........................................         468                   0
    Repayments on short-term borrowings.......................................          (30)                  0
    Payments on capital lease obligations.......................................     (2,020)             (1,202)
                                                                                     -------            --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES............................      (1,314)              4,531
                                                                                   ---------            -------
INCREASE IN CASH AND CASH EQUIVALENTS.........................................           12               2,993
    Cash and cash equivalents at beginning of period     .......................      5,354               2,803
                                                                                    --------            -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................    $ 5,366             $ 5,796
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

Also, during the 1995 period, $2.5 million of the debentures issued in May 1995, along with $34,000 of accrued interest were converted into 507,678 shares of Common Stock net of unamortized debt issuance costs totaling $211,000.

During 1996, an additional $2.05 million debentures along with $168,000 of accrued interest were converted into 444,021 shares of Common Stock net of unamortized debt issuance costs totaling $94,000.

                                  EMBREX, INC.

                                    FORM 10-Q

                               September 30, 1996



NOTES TO CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited and Embrex Sales, Inc. (collectively referred to as the Company) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

NOTE 2 - CASH AND CASH EQUIVALENTS

In connection with the secured line of credit discussed in NOTE 3 which follows, the Company has deposited $447,000 as compensating cash balances with the lender.

NOTE 3 - LONG-TERM DEBT

During  June  1996  the  Company  closed  on a $2.0  million  secured  equipment financing line which will be used to support the Company's continuing international expansion efforts. The financing line is secured by compensating cash balances, has a four-year term which calls for quarterly repayments of principal, and carries an interest rate one percentage point above the rate being earned by the Company on the compensating cash balances. At September 30, 1996, the Company owed approximately $438,000 under this line.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995

Consolidated revenues totaled $5.6 million for the quarter ended September 30, 1996, up $2.1 million, or 59 percent, from a year earlier. INOVOJECT(R) revenues, which increased from $3.5 million to $5.2 million, accounted for $1.7 million of the overall increase. Sales of the Company's proprietary BDA-BLEN product in the U.S. and pre-licensing sales of VNF to Arthur Webster Pty. Ltd. of Australia (Websters), the Company's manufacturing and marketing partner for Europe, the Middle East, and Africa, generated $408,000 of product revenues for the 1996 quarter compared to $30,000 for the same period in 1995.

Cost of revenues totaled 41 percent of total revenues in the 1996 period compared to 46 percent during the comparable 1995 period.

Operating expenses increased by $0.4 million, from $2.3 million during the third quarter of 1995 to $2.7 million during the third quarter of 1996. The increase in operating expenses during the 1996 period reflects increased international expansion, accruals associated with the appointment and relocation of two officers who filled vacated positions, and legal expenses related to corporate and patent activity, including expenses related to the patent infringement lawsuit filed by the Company as described in Part II, Item 1- "Legal Proceeding".

Net interest expense decreased from $387,000 in the 1995 period to $304,000 in the 1996 period, following further conversions of the Company's 8% convertible debentures.

Net income for the quarter ended September 30, 1996 totaled $203,000, or $0.03 per share, compared to a net loss of $799,000, or $0.12 per share, for the comparable 1995 period. Weighted average shares outstanding increased from 6.5 million in the 1995 period to 7.4 million in the 1996 period, principally as a result of the conversion of debentures into Common Stock.


Nine Months Ended September 30, 1996 and 1995

Consolidated revenues for the nine months ended September 30, 1996 increased 58 percent over the same 1995 period, or $5.6 million, to $15.3 million primarily due to expanding INOVOJECT(R) operations. During the same period INOVOJECT(R) revenues, which included the sale of one system to a pharmaceutical company for use in the production of human influenza vaccine in the 1996 period, increased by 61 percent from $8.8 million in the 1995 period to $14.1 million in the 1996 period. Revenues derived from sources outside of North America increased from
3.6 percent of total revenues during the 1995 period to 8.1 percent of revenues in the 1996 period.

Cost of revenues totaled $6.6 million, or 43 percent of total revenues, for the first nine months of 1996 compared to $4.8 million, or 49 percent of total revenues, for the same 1995 period.

Operating expenses for the first nine months of 1996 totaled $7.1 million, 4 percent higher than the comparable 1995 period. This increase in overall operating expenses is attributable to the 1996 third quarter operations as discussed above.

Net interest expense increased from $915,000 for the first nine months of 1995 to $991,000 for the same 1996 period. This increase results primarily from INOVOJECT lease financing obtained during 1995 and the first half of 1996.

Net income for the nine months ended September 30, 1996 totaled $454,000, or $.06 per share of Common Stock, compared to a net loss of $2.9 million , or $.46 per share of Common Stock, for the same period in 1995.

Management anticipates further revenue growth over 1995 levels for the remainder of the year from the Company's existing INOVOJECT(R) operations in the United States and Canada, new INOVOJECT(R) system leases in other countries, and sales of its BDA-BLEN product to poultry producers. To date, U.S. sales of BDA-BLEN have been of product labeled for post-hatch use. However, management anticipates that the USDA will give final approval for the in ovo use of BDA-BLEN in the U.S. market near the end of this year or early in 1997. Additionally, the Company anticipates that during this same time frame a provisional license will be issued in the U.K. allowing initial sales of a complex containing the Company's VNF product combined with a bursal disease vaccine in the European market. However, whether these approvals will occur and their precise timing, the rate at which the marketplace will accept the INOVOJECT(R) technology outside the United States and Canada, the timing of approvals of third-party vaccines for in ovo use outside the United States and Canada, and possible variability in U.S. hatchery bird production as a result of continuing high grain prices will impact the pace of revenue growth and the attainment of, or increase in, profitability from the installation and operational throughputs of INOVOJECT(R) systems. Management will continue to carefully manage operations in an effort to maintain or improve gross margins and profitability.


CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At September 30, 1996, cash and short-term investments totaled $7.2 million. The Company has maintained cash and short-term investment balances of just over $7 million throughout the year.

Operating activities generated over $2.6 million during the first nine months of 1996 despite a $770,000 increase in accounts receivable, inventory, and other current assets associated with the Company's expanding operations.

During the same period, net investing activities consumed $1.4 million, primarily as a result of the Company relying on internal cash flows to finance international INOVOJECT(R) construction requirements.

Net financing activities consumed an additional $1.3 million during the first nine months of 1996 principally as a result of repayments on capital lease obligations. Additionally, as noted in the Company's 1996 second quarter Form 10-Q, the Company closed on a $2.0 million secured equipment financing line which will be used to support the Company's continuing international expansion efforts. At September 30, 1996, the Company owed $438,000 under this line of credit.

As of September 30, 1996 the Company had outstanding purchase commitments of approximately $4.3 million for the production of BDA-BLEN product as well as materials and supplies for the construction and maintenance of INOVOJECT(R) systems.

SUBSEQUENT EVENTS

On November 7, 1996, warrants to purchase approximately 640,000 shares of Common Stock of the Company were exercised by the underwriter of the Company's 1991 initial public offering at an aggregate exercise price of approximately $3.1 million.

Also on November 7, warrants to purchase approximately 3.5 million shares of Common Stock at exercise prices ranging from $9.02 to $15.52 per share expired.

Subsequent to the above noted transactions, warrants to purchase a total of 360,775 shares of Common Stock at prices ranging from $6.00 to $9.50, subject to adjustment, remain outstanding. These outstanding warrants have expiration dates ranging from July 28, 1998 through June 9, 2001.

CERTAIN RISKS AND UNCERTAINTIES

Except for the historical information contained herein, this report contains various forward- looking statements, including statements pertaining to anticipated revenue growth, profitability, and regulatory approvals, that are subject to risks and uncertainties and actual results could differ materially. Potential risks and uncertainties include, without limitation, quarterly fluctuations in results; the ability for the Company, its manufacturing and marketing partners, and others to obtain regulatory approval for products to be delivered in ovo (including the Company's BDA-Blen product, Websters bursal disease complex containing the Company's proprietary VNF compound, or any other product for in ovo use) which are dependent upon a number of factors, including the results of trials, the discretion of regulatory officials, any potential changes in regulations; the Company's ability to generate future cash flow from operations; continued customer demand for the INOVOJECT(R) system; the ability of the Company to manage growth and to expand internationally; and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including the Company's Forms 10-Q, 10-K and 8-K.

PART II.  OTHER INFORMATION


Item 1.      Legal Proceedings.

             On September 20, 1996, Embrex filed an action for patent infringement and breach of contract against Service Engineering Corp. and Edward G. Bounds in the United States District Court for the Eastern District of North Carolina (Raleigh Division). The infringement action is for the infringement of U.S. Patent No. 4,458,630 to Sharma et al.; the breach of contract action is based on the Consent Judgment in a previous infringement action, now concluded, by Embrex against these two defendants. The case has been assigned Civil Action No. 5:96-CV-824-BR(3). The Defendants filed an answer and counterclaims on November 4, 1996, asserting various affirmative defenses, seeking a declaratory judgment of invalidity and non- infringement of the Sharma patent, and alleging that Embrex has: made misrepresentations of Defendant's goods or commercial activities in violation of the Lanham Act, 15 USC ss.1125 (a); defamed the defendant; tortiously interfered with the defendant's business relationships; sought to maintain prices for in ovo vaccination at an artificially high level by removal of a prospective competitor in violation of North Carolina General Statute ss.75-5; and engaged in unfair methods of competition under North Carolina law.

Item 2.  Changes in Securities.  Not applicable

Item 3.  Defaults Upon Senior Securities.   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.  Other information.    Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

             a.   Exhibit Table

                  Exhibit 27       Financial Data Schedule

             b. The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 1996.

                                   SIGNATURES




         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 12, 1996

                                  EMBREX, INC.




                         By:   /s/ Randall L. Marcuson
                             -------------------------------
                             Randall L. Marcuson
                             President and Chief Executive Officer



                         By:   /s/ Don T. Seaquist
                            ----------------------------------------
                             Don T. Seaquist
                             Vice President, Finance and Administration

                                  Embrex, Inc.
                               File No. 000-19495

                                    Form 10-Q
                            For the Quarterly Period
                            Ended September 30, 1996



                                  EXHIBIT INDEX




                                                                Sequential
  Exhibit                                                       Page Number

    27         Financial Data Schedule