Form 10-K
period 1996-12-31
EMBREX INC/NC
filed 1997-03-31
CIK 878725

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996     Commission file number 000-19495
 ................................................................................

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

      COMMON STOCK, $.01 PAR VALUE PER SHARE (AND RIGHTS ATTACHED THERETO)
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X           No   ___
     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of March 21, 1997 (the most recent practicable date), the aggregate market value of the voting stock held by non-affiliates was $53.6 million.

         As of March 21, 1997 (the most recent practicable date), there were 8,095,590 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     DOCUMENT                                             WHERE INCORPORATED

Proxy Statement with respect to the                         Part III
Annual Meeting of Shareholders to be
held on May 15, 1997, to be filed with
the Securities and Exchange Commission

                                      INDEX

                                                                                              PAGE

PART I

         ITEM 1.  BUSINESS                                                                      3

         ITEM 2.  PROPERTIES                                                                    9

         ITEM 3.  LEGAL PROCEEDINGS                                                             9

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          10

PART II

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS                                                          10

         ITEM 6.  SELECTED FINANCIAL DATA                                                      11

         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATION                                           11

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                  14

         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                                          34

PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                           35

         ITEM 11. EXECUTIVE COMPENSATION                                                       35

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT                                                                   35

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                               35

PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K                                                                  35

SIGNATURES                                                                                     44


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Embrex, Inc. ("Embrex" or the "Company") is a North Carolina corporation that develops and markets bioscience and bioengineering-based products to increase the productivity and profitability of the global poultry industry. The Company was incorporated in 1985.

         Embrex has developed and commercialized a proprietary automated egg injection and transfer system which can inoculate 20,000 to 50,000 eggs per hour and eliminate the need for manual post-hatch injection, the current procedure in virtually all hatcheries in the U.S. that have not converted to the use of Embrex's system. This proprietary system, called the INOVOJECT(R), is designed to inject vaccines and other compounds in precisely calibrated volumes into targeted compartments within the egg. Embrex markets the INOVOJECT(R) system to commercial poultry producers, charging a fee for each egg injected.

         In addition to the INOVOJECT(R) system, Embrex has developed and is marketing a Viral Neutralizing Factor antibody useful in the development of certain avian vaccines. Embrex also is developing various other proprietary pharmaceutical and biological products to improve bird health, reduce bird production costs and provide other economical benefits to the poultry industry. These compounds include vaccines, immune enhancers, performance modifiers, antimicrobials and genetic materials designed to increase poultry productivity and health while reducing costs. These products are in various stages of development, and some are being developed in collaboration with major drug companies, the USDA, and several leading universities in the field of avian science. These compounds can be delivered through the INOVOJECT(R) system and, alternatively, some can be administered via post-hatch injection.

EXISTING PRODUCTS

         Patented Egg Injection System (INOVOJECT(R))

         Embrex has developed and commercialized a proprietary automated egg injection and transfer system which can inoculate 20,000 to 50,000 eggs per hour and eliminate the need for manual post-hatch injection, the current procedure in virtually all hatcheries in the U.S. that have not converted to the use of Embrex's system. This proprietary system, called INOVOJECT(R), is designed to inject vaccines and other compounds in precisely calibrated volumes into targeted compartments within the egg. Embrex markets the INOVOJECT(R) system to commercial poultry producers, charging a fee for each egg injected.

         In 1996, the Company converted a number of hatcheries to the INOVOJECT(R) egg injection system and continued operations of INOVOJECT(R) systems in hatcheries converted prior to 1996. As a result, at December 31, 1996, Embrex had over 250 INOVOJECT(R) systems installed in the United States ("U.S.") and Canada, as compared with 235 at year end 1995.

         During 1996, the Company also placed a number of INOVOJECT(R) systems for trial and on contract at locations outside the U.S. and Canada. The Company's expansion outside the U.S. and Canada has been focused initially on Europe. At year end, the Company had INOVOJECT(R) systems either installed or on trial in England, Ireland, France, Spain, the Netherlands, Belgium, Italy, Israel, Egypt, South Africa, Turkey and Australia. Overall, the placement of INOVOJECT(R) systems outside the U.S. and Canada is dependent on market acceptance of various in ovo vaccines and obtaining regulatory approval of these vaccines in numerous countries.

         Certain poultry diseases are more prevalent in some geographic regions than in others. For example, Marek's disease, for which the INOVOJECT(R) system is used in the U.S., is not as widespread in Europe as in North America. Similarly, Gumboro disease (also known as infections bursal disease) is prevalent both in the United States and in

Northern Europe and Asia. The Company expects that primary usage of its INOVOJECT(R) systems will vary by geographic region according to the prevailing diseases.

         Viral Neutralizing Factor ("VNF")

         Embrex has developed and commercialized a Viral Neutralizing Factor ("VNF") technology which permits single dose immunization of the avian embryo effective for the life of the bird. By combining VNF, an antibody, with a vaccine virus, immunization is provided in a single step, reducing or eliminating many of the multiple vaccinations carried out in the industry. VNF can neutralize a virulent vaccine virus without impairing the virus' ability to stimulate an immune response. By using VNF in this manner, the virulent vaccine virus can be made into a safe and effective vaccine which can be used at or before hatching.

         The VNF technology is the subject of two issued U.S. patents, a pending U.S. patent application, and several foreign patents and foreign patent applications. The U.S. patents are owned by the University of Arkansas and exclusively licensed to Embrex on a royalty basis for the life of the patents. Embrex sells VNF and sublicenses the VNF technology to infectious bursal disease ("IBD") vaccine manufacturers for the production of improved IBD vaccines for both in ovo ("in the egg") and post-hatch use. Embrex also is researching application of VNF for other avian disease vaccines, including for Newcastle's disease, although there is no assurance such research will result in product opportunities.

         To date, the Company's research efforts with its VNF compound have been focused on avian uses. Based on initial experimental data, the Company now believes that the potential exists for VNF to be used in several non-avian species. The Company is in the early stages of exploring collaborative relationships with other companies for the development and licensing of VNF for non-avian uses. Embrex has not initiated any regulatory approval processes with respect to non-avian uses of VNF, nor is there any assurance that its efforts in this area will result in products or collaborative agreements.

         Infectious Bursal Disease ("IBD") Vaccines

         VNF is especially useful in vaccines against avian IBD, which weakens a bird's immune system. Birds infected by IBD typically exhibit poor growth or can succumb to other diseases because of a compromised immune system. This disease is widespread in the U.S., Northern Europe and Asia. VNF renders a virulent IBD vaccine both safe and effective, thus allowing its use at or before hatch.

         In January 1995, Sanofi Animal Health, Inc. ("Sanofi") received approval from the United States Department of Agriculture (the "USDA") for an IBD vaccine containing Embrex's VNF for post-hatch use. Under the terms of a 1991 agreement, Embrex was to sell VNF to Sanofi, which was to manufacture and market the vaccine. In 1995, Sanofi was acquired by Rhone Merieux SA. In January 1996, Embrex entered into an agreement with Select Laboratories, Inc. ("Select"), a wholly-owned subsidiary of Rhone Merieux SA, under which Embrex took over the ownership and marketing from Select of the IBD vaccine containing Embrex's VNF, known as "BURSAPLEX(TM)" (previously known as "BDA-Blen"), and Select agreed to manufacture BURSAPLEX(TM) for Embrex on a contract basis for at least two years. Under the agreement, Embrex will market BURSAPLEX(TM) in North America, South America and Asia, upon receipt of appropriate regulatory approvals. Additionally, Embrex has agreed to purchase all existing inventories of raw material, BURSAPLEX(TM), and related materials within thirty months following the receipt of in ovo approval of the product by the USDA, which occurred on January 20, 1997. The Company contemplates that all of these materials will be purchased in the form of finished goods. This purchase commitment totals approximately $1.6 million, of which $400,000 was paid upon execution of the agreement and $125,000 was paid following in ovo approval on January 20, 1997.

         In August 1995, the Company entered into an agreement with Cyanamid Websters ("Webster"), a subsidiary of American Home Products, Inc., for the joint development of another IBD vaccine containing VNF, which will be marketed by Webster in Europe, the Middle East, and Africa under the trade name "Bursamune(TM)."

         On January 20, 1997, the Company received U.S. Department of Agriculture approval for in ovo use of the Company's VNF based vaccine for IBD in broiler chickens. The approval is specifically for in ovo (as opposed to post-hatch) administration of the vaccine complex via Embrex's patented INOVOJECT(R) egg injection systems. To date, IBD has been treated post-hatch via manually delivered vaccines or in drinking water. The Company estimates the worldwide market for IBD vaccines to be $40 million. Existing vaccines are associated, however, with certain limitations, and some cannot be used safely or effectively in ovo.

         Embrex intends to seek regulatory approval in selected Latin American and Asian markets for in ovo use of BURSAPLEX(TM). Embrex is beginning to initiate this process, but there is no assurance that any such regulatory approvals will be obtained. Moreover, the placement of INOVOJECT(R) systems outside the U.S. and Canada is dependent on market acceptance of various in ovo vaccines.

PRODUCTS UNDER DEVELOPMENT

         Embrex is developing individually and in collaboration with others additional products which address poultry health and performance needs when administered in ovo. These additional products are in various stages of development. There can be no assurance that Embrex will successfully develop or market any of these products. Marketing products developed jointly with others may require royalty or other payments by Embrex to its co-developers. Embrex has not initiated the regulatory approval process for any of these potential products, and there is no assurance regulatory approval will be obtained.

         In Ovo Products for Control of Coccidiosis

         In 1995, the Company began an initiative aimed at development of a novel in ovo biological control method for coccidiosis. Coccidiosis is caused by a protozoan parasite which attacks the gut of the chicken, causing significant problems with the intake and digestion of feed and, therefore, the physical and economic performance of the bird. Currently, virtually all broiler chickens, and most poultry in general, receive anti-coccidiosis compounds called coccidiostats incorporated into poultry feed. Over the years, coccidia have developed levels of resistance to these coccidiostats and thus effectiveness has been somewhat reduced. A limited number of live vaccines have also been developed and are administered orally soon after hatch. However, due to difficulties in providing a precise oral dose to each bird, growth depression can occur in broiler flocks. Therefore, such live vaccines are used primarily in parent stock. Using its INOVOJECT(R) technology and its knowledge of avian embryology, the Company has begun this initiative to develop a novel, efficacious and cost-effective means of preventing coccidiosis in broiler chickens, aimed at overcoming many of the problems associated with current practices.

         Embrex's initial experiments with in ovo delivery of certain early stage coccidiosis antigens have shown that broilers immunized in ovo with coccidiosis antigens are better protected against coccidiosis as compared to broilers immunized post-hatch with the same coccidiosis antigens. There can be no assurances that any of these development efforts will be successful. Embrex has not initiated the regulatory approval process with respect to these development efforts, and does not expect for any coccidiosis product developed by the Company to reach the market in the near future.

         In Ovo Products for Control of Salmonella

         Salmonella bacteria are widespread in nature and difficult to control. With the 1996 adoption of the USDA's Hazard Analysis Critical Control Points (HACCP) regulations, poultry producers are obliged to implement systems to minimize contamination of meat by specific salmonella which reside in the intestinal tract of chickens and are harmless to the bird, but which are capable of inducing an illness (typically gastrointestinal) in humans. Newly hatched chicks can be first exposed to salmonella very early in the hatchery environment. Consequently, the Company believes that the earliest delivery of a variety of agents, such as competitive exclusive agents or various vaccines, would be best administered in ovo. Embrex continues to explore, through collaborative relationships with the USDA and others, various products to reduce salmonella contamination. There can be no assurance that development of such products will be successful or that regulatory approval will be available. Embrex has not initiated the regulatory approval process with respect to such products.

         Other Products Under Development

         In February 1996, the Company signed an agreement with Solvay S.A. ("Solvay") of Belgium to collaborate on the use of vaccines manufactured by Solvay together with Embrex's proprietary in ovo delivery technology. The territories specified include Europe, the Middle East, and Africa. Under the agreement, Embrex and Solvay will work together to introduce and establish the use of appropriate in ovo vaccines currently being adapted or developed by Solvay for sale to poultry producers, via Embrex's INOVOJECT(R) system, and to extend the use of the Embrex equipment throughout the territories concerned.

         During 1996, Embrex continued the evaluation process for several compounds which the Company believes may have the potential to yield improvements in the areas of feed conversion, muscle mass and leanness within broiler chickens. These compounds need to be administered in the first several days of embryonic development in order to have the desired effect. The Company plans to continue its research efforts in this area in 1997. The effectiveness of these compounds has not been confirmed, and there is no assurance that these efforts will yield product opportunities.

         Embrex also is researching technology alternatives to enhance or automate sexing and gender sorting practices for poultry. Early gender sorting improves processing plant efficiencies by enabling gender-specific feed rations and improved feed conversion. There is no assurance such research will result in product opportunities.

         Embrex routinely enters into collaborative agreements with various animal health companies, pharmaceutical companies and research and academic institutions to evaluate the utility of certain of their compounds or devices when delivered or applied in ovo. Depending upon the outcome of these tests, Embrex may or may not proceed with these collaborations for further development. There is no assurance that these efforts will yield products or further collaborations.

PATENTS AND PROPRIETARY RIGHTS

         Embrex controls (either through direct ownership or exclusive license) 18 issued U.S. patents, 15 pending U.S. patent applications and over 34 issued foreign patents and 60 pending foreign patent applications. In addition, Embrex has executed confidentiality agreements with its employees, consultants, collaborators, subcontractors and directors.

         The process utilized by the INOVOJECT(R) system of injecting viral, bacterial, or fungal vaccines into an avian embryo was patented in the U.S. by the USDA in 1984. Embrex holds an exclusive license to this patent through its expiration in June 2002. Embrex has supplemented the USDA patent with five separately issued U.S. patents (and multiple foreign patents and patent applications) covering certain design features of the INOVOJECT(R) system. Embrex owns or licenses method-of-use patents which have been filed for the in ovo administration of VNF and numerous other molecules. Two U.S. patents for methods of treating IBD virus infections using VNF, including in ovo use, were issued in March 1995. These patents and patent applications cover the use of these compounds to elicit various beneficial responses in poultry and are independent of the source of the compounds. Through licenses, Embrex has complemented the method-of-use patents and applications with issued composition-of-matter patents for VNF-vaccine compositions. These patents cover the composition of matter used to elicit a beneficial effect, regardless of the manner in which they are used.

         In 1996, six additional U.S. patent applications were made covering various aspects of in ovo biotechnology.

         Embrex has begun a continuing effort to patent delivery methods focusing on applications of in ovo technology relying upon early intervention methods and devices. In August 1995, a second patent on early delivery was issued in the U.S., complementing an earlier patent obtained in August 1994.

         In addition, Embrex owns the federally registered trademarks EMBREX(R), INOVOJECT(R), and OVOVAC(R), and has applied for federal registration of the VNF logo, BURSAPLEX(TM) and FORTIMUNE(TM) trademarks.

FINANCING

         During 1996, Embrex utilized a total of $2.1 million in existing lease and other collateralized equipment financing, which the Company accounts for as capital leases, to support the purchase of the Company's INOVOJECT(R) egg injection systems. The Company, in turn, leases the INOVOJECT(R) systems to its customers under multi-year contracts.

At December 31, 1996, an aggregate of $2.0 million remained available for utilization by Embrex under this financing arrangement.

         In September 1996, the Company obtained a $2.0 million secured line of credit from a bank in the United Kingdom, which will be used to finance the construction of additional INOVOJECT(R) systems for Europe, the Middle East and Africa. The Company utilized $0.4 million of this line in 1996, with the balance of $1.6 million available at year end.

COMPETITION

         Embrex continues to monitor the presence of any competitive in ovo administration system. See Item 3, "Legal Proceedings," below. The primary competition for the INOVOJECT(R) system is the conventional, manual, post-hatch administration of biological products. As most of Embrex's potential products are being designed to be administered through the INOVOJECT(R) system, the INOVOJECT(R) system must continue to develop market acceptance within the poultry industry and operate as intended under long-term commercial conditions in order for these potential products to be marketed successfully.

         Competitive success for Embrex will be based primarily on commercial acceptance of its products, achieving and retaining scientific expertise and technological superiority, identifying and pursuing scientifically feasible and commercially viable opportunities, obtaining proprietary protection for its research achievements, obtaining adequate funding and timely regulatory approvals, and attracting corporate sponsors or partners in developing, testing, producing, and marketing products, none of which can be assured. In addition, a primary competitive factor affecting Embrex is its ability to conduct research and development. Maintaining financial and human resources, therefore, are important factors for success. Embrex's ability to compete also is dependent on its ability to attract and retain key personnel.

PRODUCTION, MARKETING AND DISTRIBUTION


Production

         Embrex currently subcontracts the production of substantially all of its mechanical and biological products and expects to continue to do so for the foreseeable future. The Company believes that alternative sources of manufacture and supply generally exist.

         INOVOJECT(R)  System

         Embrex's in-house engineering staff designs the INOVOJECT(R) system, which incorporates proprietary mechanical, pneumatic and electronic sub-systems and concepts. Embrex subcontracts with equipment manufacturers to build the INOVOJECT(R) systems. The Company uses a single contract manufacturer to fabricate its INOVOJECT(R) systems. While other machine fabricators exist and have constructed limited numbers of INOVOJECT(R) systems, a change in fabricators could cause a delay in manufacturing and a possible delay in the timing of future INOVOJECT(R) installations and revenues from those installations.

         VNF (Viral Neutralizing Factor)

         In 1993, Embrex signed multi-year agreements with SPAFAS, Inc., a subsidiary of Charles River Laboratories, Inc., and Hy-Vac Laboratory Eggs Company, a division of the German-based Lohmann Group, under which the two companies will supply the active ingredient in VNF. In connection with these agreements, Embrex maintains appropriate inventory levels and places orders with these companies to allow Embrex to satisfy anticipated customer demand for VNF. The regulatory approval granted by the USDA for BURSAPLEX(TM) in January 1997 specifically covers the vaccine produced with SPAFAS-manufactured VNF. The Company does not intend to use its remaining inventories of Hy-Vac produced VNF domestically and, accordingly, wrote off $160,000 as the value of this inventory in December 1996.

         Marketing and Distribution

         Because of the geographical and industrial concentration of the poultry industry in the U.S., Embrex markets its products and provides ongoing service directly to the industry. Embrex's marketing is focused principally on the broiler chicken segment of the poultry industry, but the Company also has adapted its products for use by and initiated trials and entered into commercial contracts with a limited number of turkey producers.

         In order to encourage proper use of the INOVOJECT(R) system technology within an appropriate production environment, Embrex leases and licenses INOVOJECT(R) units to hatcheries. The agreements cover the use of the mechanical equipment and ongoing field service, maintenance and technical support. The agreements also include a license with royalty fees for use of Embrex's proprietary injection process. Products which are delivered in ovo are sold separately.

         Embrex has initiated activities necessary for the commercialization of its technology in Japan. In 1992, Embrex entered into a distribution agreement with Ishii Company, Ltd. ("Ishii"), a leading chick producer and the dominant supplier of hatchery equipment in Japan. Upon veterinary medical device regulatory approval by the Japanese Ministry of Agriculture, Fisheries and Forestry, Ishii intends to distribute the INOVOJECT(R) egg injection system to poultry producers throughout Japan.

         The Company also is initiating arrangements for international distribution of IBD vaccines, subject in each case to the availability of required regulatory approvals. In August 1995, the Company entered into an agreement with Cyanamid Websters, a subsidiary of American Home Products, Inc., providing Cyanamid Websters the right to develop, manufacture and market an in ovo IBD vaccine containing VNF in Europe, the Middle East and Africa. In 1996, the Company entered into agreements with other parties to distribute BURSAPLEX(TM) in Israel, Chile, Peru and Pakistan. The agreement for Israel also entitles the distributor to manufacture a VNF-based IBD vaccine. Subject to these agreements, the Company also will conduct international marketing directly.

         Other significant poultry markets exist in Asia and Latin America. Embrex has held a number of discussions regarding marketing and distribution in each of these markets.

         The Company's revenues attributable to international operations in 1996, 1995 and 1994 were 10%, 6% and 2% of the Company's consolidated revenues, respectively. The company's identifiable assets attributable to international operations in 1996, 1995 and 1994 were 13%, 5% and 4% of the Company's consolidated assets, respectively.

RESEARCH AND DEVELOPMENT

         Research and development expense was $4.3 million in 1994, $3.4 million in 1995 and $3.7 million in 1996. The decrease in research and development expense from 1994 to 1995 and the increase from 1995 to 1996 largely reflect variances in outside contract research, supplies consumption, and INOVOJECT(R) design and development activity. Research and development is principally Company sponsored and funded primarily from internal sources.

GOVERNMENTAL REGULATION

         Regulation by governmental authorities in the U.S. and other countries is a significant factor in the production and marketing of Embrex's products and in its on-going research and development activities. Although the use of the INOVOJECT(R) system is not subject to regulatory approval in the U.S., animal health products being developed by Embrex must receive approval for marketing from either the USDA or the Food and Drug Administration (the "FDA") and from similar agencies in foreign countries where it has begun or contemplates doing business. These countries may also require approval of the INOVOJECT(R) system. Regulatory agencies require that products be tested in animals and demonstrate appropriate levels of safety and efficacy. Generally, with respect to animal health products, the USDA has regulatory authority over products which are biological in origin or which stimulate or affect an animal's immune system, and the FDA has authority over all other products. The time and cost of USDA approvals are generally less than those for

FDA approvals. FDA approval generally requires more extensive animal and toxicology testing than USDA approvals and may take five or more years to obtain, whereas USDA approvals generally require one to three years to obtain. Embrex's VNF technology received USDA approval in January 1995 for IBD applications post hatch and for in ovo use in January 1997. Of Embrex's products currently under development, only the growth enhancing compounds and certain gene therapy products (depending on the nature of the genetic material and the response induced) are known to require FDA approval. Embrex believes all of its other products under development will be subject only to USDA approval. Embrex's existing products have received all necessary governmental approvals in the U.S. Embrex's products also are subject to regulatory approval in other countries.

         Management believes that compliance with environmental regulations currently has no material adverse effect on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

         At December 31, 1996, Embrex employed 106 persons, 101 of whom were full-time employees, an increase of 5 percent or 5 persons from the number of employees at December 31, 1995.

SIGNIFICANT CUSTOMERS

         Tyson Foods, Inc. ("Tyson") and Perdue Farms, Inc. ("Perdue") accounted for 33 and 11 percent of Embrex's consolidated 1996 revenues, respectively. Based on the number of birds produced in 1996, Tyson and Perdue accounted for approximately 22 and 8 percent of the broilers grown in the U.S., respectively. In 1996, Tyson and Perdue were the only customers which represented greater than 10 percent of total revenues.

ITEM 2.  PROPERTIES

         Embrex leases its corporate headquarters and research and development facilities, which occupy approximately 23,000 square feet and are located adjacent to Research Triangle Park, North Carolina. Two-thirds of the space is devoted to research and development. The lease is for a 10-year term expiring March 31, 1997, with a 5 year renewal option at prevailing rates. Embrex pays an annual rent of approximately $266,000. In December 1996, the Company exercised its 5 year renewal option and renegotiated the annual rent. As a result, the Company's annual rent, commencing April 1, 1997, decreases to $196,580, with annual increases of approximately 3% thereafter. The lease will expire on March 31, 2002. Embrex paid rent totaling approximately $240,000 for its use of the facility during 1996. Embrex is in the process of developing plans for a new 12,000 square foot testing facility near Embrex's Research
Triangle Park headquarters. Embrex anticipates completing construction in 1997. Embrex has extended for twelve months, until May 10, 1998, its one-year lease agreement for approximately 3,000 square feet of warehouse space in Springdale, Arkansas, which is used to support the Embrex customer service function in the region. The Company also leases offices of 650 square feet and warehouse space of 1,060 square feet in Great Dunmow, Essex, England and a 2,000 square foot office in Dallas, Georgia to support field operations. Embrex also has access to facilities at certain universities. The use of these facilities is important to Embrex's ongoing research and development efforts. Embrex has agreements with North Carolina State University providing access to facilities used for incubating eggs and growing live birds and for research and testing purposes. Embrex believes that suitable alternative facilities exist if the above agreements are not renewed.

ITEM 3.  LEGAL PROCEEDINGS

         In September 1996, Embrex filed a patent infringement suit in the United States District Court for the Eastern District of North Carolina against Service Engineering Corporation, a Maryland corporation, and Edward G. Bounds, Jr., a Maryland resident and officer of Service Engineering Corporation. The suit alleged that each of the defendants' development of an in ovo injection device, designed to compete with Embrex's patented INOVOJECT(R) injection method, infringes at least one claim of the U.S. patent No. 4,458,630 exclusively licensed to Embrex for the in ovo injection of vaccines into an avian embryo (the "Sharma Patent"). Further, Embrex claims that the defendants have violated the terms of a Consent Judgment and Settlement Agreement entered into with Embrex in November 1995 in which prior litigation was concluded with Service Engineering and Bounds agreeing not to engage in future activities violating the Sharma Patent. Embrex sought injunctive relief to prevent infringement of the Sharma Patent as well as monetary damages. In

November 1996, Service Engineering Corporation and Edward G. Bounds responded to Embrex's patent infringement suit by asserting various affirmative defenses and denying the substantive allegations in Embrex's complaint.

         In November 1996, Embrex filed a patent infringement suit in the United States District Court for the Eastern District of North Carolina against IGI, Inc., a Delaware corporation. The suited alleged that IGI, through its activities with Service Engineering Corporation and Edward G. Bounds, Jr., an officer of Service Engineering Corporation, is engaging in activities that constitute infringement of the Sharma Patent. Embrex sought injunctive relief to prevent infringement of the Sharma Patent as well as monetary damages. In January 1997, IGI, Inc. responded to Embrex's patent infringement suit by asserting various affirmative defenses and denying the substantive allegations in Embrex's complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the Nasdaq National Market System under the symbol EMBX. The quarterly trading ranges of the Company's Common Stock for the last two fiscal years were as shown in the table below:

 ------------------------------------- -------------------------------------------------------
                                                            Common Stock
                                                          Price Per Share
 ------------------------------------- --------------------------- ---------------------------
 Quarter Ended                                    High                        Low
 ------------------------------------- --------------------------- ---------------------------

 March 31, 1995                                    7                         4 3/4
 June 30, 1995                                   7 1/2                       4 5/8
 September 30, 1995                                7                         5 5/8
 December 31, 1995                               6 7/8                       5 5/8

 March 31, 1996                                  8 1/4                       5 1/2
 June 30, 1996                                   7 7/8                         6
 September 30, 1996                              7 3/8                         6
 December 31, 1996                               7 3/4                         6
 ------------------------------------- --------------------------- ---------------------------

         At March 21, 1997 (the most recent practicable date), there were 476 holders of record of the Common Stock. The Company has paid no dividends on any stock since inception and has no plans to pay dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF OPERATIONS BY QUARTERS (UNAUDITED)

-------------------------------- ------------------------------------------ ----------------------------------------------
                                                   1996                                          1995
                                 --------- ----------- --------- ----------    ---------- ---------- ---------- ----------
(DOLLARS IN THOUSANDS,
EXCEPT PER SHARE AMOUNTS)         1st Qtr     2nd Qtr   3rd Qtr    4th Qtr       1st Qtr    2nd Qtr(1)  3rd Qtr    4th Qtr
-------------------------------- --------- ----------- --------- ----------    ---------- ---------- ---------- ----------
                                                                                          (Restated)
Revenues                           $4,595      $5,068    $5,641     $5,328        $2,967     $3,156     $3,537     $4,059
Operating Expenses                  1,720       1,876     2,277      2,412         1,729      1,763      1,506      2,447
Net income (loss)                      58         193       203      (113)         (998)    (2,119)      (799)      (596)
Net income (loss) per share
   of Common Stock               $    .01    $    .03  $    .03    $ (.01)       $ (.17)    $ (.34)    $ (.12)    $ (.09)
Weighted average shares
   of Common Stock
   outstanding (thousands)          7,038       7,317     7,442      7,405         6,017      6,177      6,518      6,632
-------------------------------- --------- ----------- --------- ---------- -- ---------- ---------- ---------- ----------

(1) See Note 11 to the Company's financial statements appearing elsewhere in this report.


5-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

------------------------------------------------------- ------------ -------------- -------------- ----------- -----------
                                                               1996           1995           1994        1993        1992
------------------------------------------------------- ------------ -------------- -------------- ----------- -----------
STATEMENTS OF OPERATIONS DATA
Revenues                                                    $20,632        $13,719        $ 6,897     $ 2,159    $    699
Research and development expenses                             3,673          3,416          4,271       3,763       3,028
Other operating expenses                                      4,612          4,029          3,561       4,248       3,207
Net income (loss)                                               341        (4,512)        (6,710)     (7,307)     (5,480)
Net income (loss) per share of Common Stock              $      .05      $   (.71)       $ (1.12)    $ (1.48)    $ (1.33)
Weighted average shares of
   Common Stock outstanding (thousands)                       7,405          6,336          6,005       4,937       4,120

BALANCE SHEET DATA
Working capital                                            $  7,552        $ 5,934        $ 1,608     $ 9,370    $  8,529
Total assets                                                 25,554         21,789         13,379      14,997      10,507
Long-term liabilities                                         5,814         10,966          3,093       1,377       1,281
Accumulated deficit                                        (40,693)       (41,034)       (36,522)    (29,812)    (22,505)
Shareholders' equity                                        $13,309        $ 5,909        $ 5,323     $11,996     $ 8,479
------------------------------------------------------- ------------ -------------- -------------- ----------- -----------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this report.

         Consolidated net income for 1996 was $341,000 compared to net losses of $4.5 million in 1995, on a restated basis, and $6.7 million in 1994. The Company marked its first profitable year in 1996, which is attributable primarily to continued growth in INOVOJECT(R) revenues. Earnings per share increased from net losses of $1.12 in 1994 and $.71 in 1995, on a restated basis, to net income of $.05 in 1996. For the year ended 1996, weighted average shares outstanding were
7.4 million, up from 6.3 and 6.0 million at year-end 1995 and 1994, respectively. See "Liquidity and Capital Resources."

         Revenues

         Consolidated revenues in 1996 totaled $20.6 million, representing an increase of 50% over 1995 revenues ($13.7 million) which was 199% over 1994 revenues ($6.9 million). INOVOJECT(R) revenues totaled $19.3 million in 1996 compared to $12.8 million in 1995 and $5.9 million in 1994, representing increases of 50% from 1995 to 1996, and 116% from 1994 to 1995.

         The 1996 revenues include INOVOJECT(R) lease fees derived from multi-year contracts and paid trials in the U.S. and foreign countries, the sale of INOVOJECT(R) systems to distributors, and the sale of one INOVOJECT(R) system to a pharmaceutical company for use in the production of human influenza vaccine. Embrex does not expect sales of INOVOJECT(R) systems for use in the production of vaccines, if any, to be a significant source of future revenue. At December 31, 1996, Embrex had over 250 INOVOJECT(R) systems installed and operating under lease agreements worldwide, up from 235 systems at December 31, 1995, and 117 at December 31, 1994. Additionally, Embrex estimates that as of December 31, 1996, it was vaccinating approximately 80% of the 7.7 billion broiler birds grown in the U.S. in 1996, up from 66% in 1995, and 37% in 1994.

         Management anticipates further revenue growth in 1997 from existing INOVOJECT(R) operations in the United States and Canada, new INOVOJECT(R) system leases in other countries, and sales of BURSAPLEX(TM) product to poultry producers. However, the rate at which the marketplace will accept the INOVOJECT(R) technology outside the United States and Canada, the timing of approvals of third-party vaccines for in ovo use outside the United States and Canada, possible variability in U.S. hatchery bird production as a result of recent high grain prices, and possible variability in the demand for U.S. poultry and poultry products outside the U.S., will impact the pace of revenue growth, if any, and the sustaining of profitability from the installation and operational throughputs of INOVOJECT(R) systems.

         Sales of the Company's proprietary Viral Neutralizing Factor product
(VNF) for inclusion in Gumboro disease vaccines were the principal source of product revenues, which generated $1.2 million, $817,000, and $952,000 in 1996, 1995, and 1994, respectively.

         Cost of Product Sales and INOVOJECT(R) REVENUES

         Cost of revenues as a percentage of revenues decreased from 62% and 80% of total revenues in 1995 and 1994, respectively, to 51% of total revenues in 1996. The improvement in 1996 is primarily attributable to the fact that revenues increased at a rate substantially in excess of the rate of change in the cost of products.

         Operating Expenses

         Operating expenses totaled $8.3 million in 1996 compared to $7.4 million in 1995, and $7.8 million in 1994.

         General and administrative ("G&A") expenses were $3.7 million in 1996, up 11% from $3.3 million in 1995, and 6% from $3.1 million in 1994. The 1996 increase was largely due to increased legal expenses associated with the implementation of a shareholder rights plan in March 1996 and amendments to the Company's Articles of Incorporation approved at the annual meeting of shareholders in May 1996. The 1995 increase over 1994 was attributable to legal expenses incurred in connection with various patent infringement lawsuits filed, and subsequently settled, by the Company during 1995.
See "Legal Proceedings."

         Sales and marketing expenses totaled $929,000 in 1996 compared to $718,000 and $427,000 in 1995 and 1994, respectively. The increases in 1996 and 1995 resulted from stepped-up international activity, principally in Europe, as well as general increases in the Company's sales and customer service functions to support market expansion and field support of INOVOJECT(R) systems.

         Research and development ("R&D") expenses were $3.7 million in 1996 compared to $3.4 million in 1995 and $4.3 million in 1994. The increase in R&D expense from 1995 to 1996 largely reflects an increase in outside contract research, supplies consumption, and INOVOJECT(R) design and development activity. The decrease in expense from 1994 to 1995 is principally attributable to reductions in contract research, lower use of consumable supplies, and a reduction in INOVOJECT(R) design and development activity. The Company continues to manage its research and development effort to leverage its know-how, patent position, market presence and expenditures.

         Other Income and Expense

         Interest income totaled $355,000, $389,000, and $297,000 in years 1996, 1995, and 1994, respectively. The 1996 decrease relative to 1995 resulted principally from lower interest rates, while the increase in 1995 relative to 1994 was a function of higher cash balances.

         Interest expense totaled $1.6 million in 1996 compared to $2.7 million, on a restated basis in 1995, and $579,000 in 1994. In all years, the amount of expense is principally attributable to the Company's funding of its growing installed base of INOVOJECT(R) systems with the use of capital lease financing and in 1995 the issuance of convertible debentures. Additionally, interest expense for 1995 has been restated to reflect a one-time charge associated with recognizing $1,019,000 of interest expense attributable to the difference between the market price of the Company's Common Stock and the conversion price of the debentures issued in 1995. See "Liquidity and Capital Resources" and Note 11 to the Company's financial statements. Management expects to place a greater emphasis and reliance on the use of internally generated funds to finance the cost of additional INOVOJECT(R) systems in 1997.

         Effect of Inflation

         Management expects cost of product sales and INOVOJECT(R) revenues, operating expenses and capital equipment costs to change in line with periodic inflationary changes in price levels. Management also believes that the Company will be able to offset the effect of price level changes by adjusting selling/lease prices and effecting operating efficiencies. Consequently, management does not expect changes in price levels to have any material adverse affect on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company's cash and short-term investment balances totaled $9.9 million compared to $7.3 million and $4.6 million at December 31, 1995 and 1994, respectively. Working capital increased from $5.9 million in 1995 to $7.6 million in 1996 primarily due to the exercise of warrants as described below.

         During 1996, operating activities generated $4.1 million in cash, including $626,000 million attributable to a net increase in working capital. Within investing activities, INOVOJECT(R) and equipment purchases required $4.9 million, while the sale of short-term investments, provided an offsetting $1.1 million. In addition, financing activities during 1996 generated a net $3.3 million in cash reflecting $3.9 million from the issuance of equity and debt securities offset by approximately $700,000 in net payments on capital lease obligations.

         To diversify its sources of external financing, in September 1996 the Company obtained a $2.0 million line of credit from a bank in the United Kingdom, which will be used to finance the construction of additional INOVOJECT(R) systems for Europe, the Middle East and Africa. The line is secured by compensating cash balances on deposit with the bank in an amount equal to the funds loaned. The Company will receive interest on the deposited funds, and will pay interest on the loaned funds at a rate of 1% in excess of the interest it earns. The terms call for minimum drawdowns of $250,000, with repayment of each drawdown over four years. The Company utilized $400,000 of this line in 1996.

         In November 1996, the holders of warrants to purchase Common Stock, originally issued to the managing underwriter of the Company's initial public offering, exercised such warrants for 638,805 shares at an aggregate exercise price of $3,085,447. Also in November, warrants to purchase approximately 3.5 million shares of Common Stock at exercise prices ranging from $9.02 to $15.52 per share expired. After giving effect to these events, warrants to purchase a total of 360,775 shares of Common Stock at prices ranging from $6.00 to $9.50, subject to adjustment, remain outstanding. These outstanding warrants have expiration dates ranging from July 29, 1998 through June 9, 2001.

         The Company had outstanding purchase commitments of approximately $3.5 million as of December 31, 1996 which were principally related to construction of additional INOVOJECT(R) systems scheduled for delivery at various times during 1997 as well as the production of BURSAPLEX(TM). See "Subsequent Events."

         Based on its current operations, management believes that its available cash and short-term investments, together with cash flow from operations and existing equipment financing lines, will be sufficient to meet its foreseeable cash requirements.

SUBSEQUENT EVENTS

         On January 20, 1997, the Company received U.S. Department of Agriculture (USDA) approval for in ovo use of the Company's viral neutralizing factor-based vaccine for IBD in broiler chickens. The approval is specifically for in ovo (as opposed to post-hatch) administration of the vaccine complex via Embrex's INOVOJECT(R) systems.

         Trade-named BURSAPLEX(TM), this new vaccine (previously called BDA-Blen) is a unique combination of an existing strain of IBD vaccine and Embrex's patented Viral Neutralizing Factor (VNF) licensed from the University of Arkansas. VNF has been shown to render a virulent infectious bursal disease vaccine both safe and effective in broiler chickens, thus allowing its use at or before hatch. Some of the health benefits of this new VNF/vaccine complex include single-dose efficacy and effective early vaccination in broilers. Infectious bursal disease weakens a chicken's immune system, resulting in poor growth and the potential for contracting other diseases. The disease is widespread in the United States, Northern Europe and Asia.

FORWARD-LOOKING STATEMENTS

Information set forth in this Annual Report on Form 10-K contains various "forward looking statements" within the meeting of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," or "continue," or the negative thereof or other variations thereof or comparable terminology.

The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including without limitation the Company's dependence on certain customers; the ability of the Company, its manufacturing and marketing partners and others to obtain regulatory approval for products to be delivered in ovo, which are dependent on a number of factors, including the results of trials, the discretion of regulatory officials, and any potential changes in regulations; the Company's ability to generate future cash flow from operations; continued demand for the INOVOJECT (R) system; the Risk Factors described in Exhibit 99 to this report; and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including the Company's Forms 10-Q, 10-K, and 8-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders, Embrex, Inc.

We have audited the accompanying consolidated balance sheets of Embrex, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Embrex, Inc. and subsidiaries at December 31, 1996 and 1995, the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

(signature of Ernst & Young LLP)

Raleigh, North Carolina
March 19, 1997

Consolidated Balance Sheets


(Dollars in thousands)
                                                                               December 31    December 31
                                                                                1996              1995
                                                                              --------------   ----------
                                                                                              (Restated)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents .................................................   $  9,036    $  5,354
    Short-term investments (Note 2) ...........................................        876       1,972
    Inventories:
        Materials and supplies ................................................      1,061       1,027
        Product ...............................................................        573         600
    Accounts receivable - trade ...............................................      2,313       1,787
    Other current assets ......................................................        124         108
                                                                                  --------    --------
        TOTAL CURRENT ASSETS ..................................................     13,983      10,848

INOVOJECT(R)SYSTEMS UNDER CONSTRUCTION ........................................        530         801

INOVOJECT(R)SYSTEMS ...........................................................     18,193      13,846
    Less accumulated depreciation .............................................     (8,499)     (5,271)
                                                                                  --------    --------
                                                                                     9,694       8,575

EQUIPMENT, FURNITURE AND FIXTURES .............................................      2,607       2,274
    Less accumulated depreciation .............................................     (1,695)     (1,441)
                                                                                  --------    --------
                                                                                       912         833
OTHER ASSETS:
    Patents and exclusive licenses of patentable technology
      (net of accumulaated amortization of $58 in 1996 and $48 in 1995) .......        125
                                                                                                   131
    Debt issuance costs (net of accumulated amortization of $209 in 1996
      and $125 in 1995) .......................................................          7         201
    Other noncurrent assets ...................................................        303         400
                                                                                  --------    --------
TOTAL ASSETS ..................................................................   $ 25,554    $ 21,789
                                                                                  ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable ..........................................................   $  1,355    $  1,623
    Accrued expenses ..........................................................      1,087         958
    Current portion of capital lease obligations ..............................      3,080       2,333
    Current portion of long-term debt (Note 4) ................................        909           0
                                                                                  --------    --------
            TOTAL CURRENT LIABILITIES .........................................      6,431       4,914

CAPITAL LEASE OBLIGATIONS, less current portion (Note 3) ......................      5,806       7,172

LONG-TERM DEBT, less current portion (Note 4) .................................          8       3,794
SHAREHOLDERS' EQUITY (Notes 5, 6 and 7)
    Common Stock, $.01 par value 1996 and no stated par 1995 Authorized -
        30,000,000 shares in 1996 and 15,000,000 in 1995 Issued and outstanding
        - 8,043,490 and 6,714,724 shares at
            December 31, 1996 and 1995, respectively ..........................         80      46,122
    Additional paid-in capital ................................................     53,742         821
    Currency translation adjustments ..........................................        180           0
    Accumulated deficit .......................................................    (40,693)    (41,034)
                                                                                  --------    --------
        TOTAL SHAREHOLDERS' EQUITY ............................................     13,309       5,909
                                                                                  --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................................   $ 25,554    $ 21,789
                                                                                  ========    ========




Consolidated Statements of Operations
-------------------------------------------------------------------------------------------------------------------------
                                                                               Year ended December 31,
-------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)                    1996                 1995                1994
-------------------------------------------------------------------------------------------------------------------------
                                                                                    (Restated)

REVENUES

  INOVOJECT(R)revenue                                             $19,263             $12,806             $ 5,940

  Product revenues                                                  1,217                 817                 952

  Other revenue                                                       152                  96                   5
                                                               ----------           ---------            --------

    TOTAL REVENUES                                                 20,632              13,719               6,897

COST OF PRODUCT SALES AND INOVOJECT(R)REVENUES                     10,558               8,521               5,493
                                                               ----------           ---------            --------

                                                                   10,074               5,198               1,404

OPERATING EXPENSES

  General and administrative                                        3,683              3,311                3,134

  Sales and marketing                                                 929                718                  427

  Research and development                                          3,673              3,416                4,271
                                                                 --------              ------               -----

    TOTAL OPERATING EXPENSES                                        8,285              7,445                7,832
                                                                 --------             -------               -----





OPERATING INCOME (LOSS)                                            1,789              (2,247)              (6,428)



OTHER INCOME (EXPENSE)

  Interest income                                                    355                 389                  297

  Interest expense                                                (1,608)             (2,654)                (579)
                                                                  -------             -------                -----

    TOTAL OTHER EXPENSE                                            (1,253)             (2,265)                (282)
                                                                   -------             -------                -----



     INCOME (LOSS) BEFORE TAXES                               $      536              $(4,512)             $(6,710)



INCOME TAXES (Note 9)                                                195                   0                    0
                                                               ---------------------------------------------------

          NET INCOME (LOSS)                                   $      341              $(4,512)             $(6,710)
                                                               ====================================================





Net Income (loss) per share of Common Stock                        $0.05               $ (.71)               $(1.12)
                                                                 ========             =========             =========

WEIGHTED AVERAGE SHARES OF

  COMMON STOCK OUTSTANDING (in thousands)                          7,405                6,336                 6,005
                                                                 ========             =========             =========

See accompanying notes.

Consolidated Statements of Cash Flows


-------------------------------------------------------------------------------------------------------------------
                                                                               Year ended December 31,
-------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)                                              1996                1995                 1994
-------------------------------------------------------------------------------------------------------------------

                                                                                       (Restated)

Operating Activities
  Net income (loss)                                              $    341             $(4,512)             $(6,710)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                   4,433               3,443                2,018
    Changes in operating assets and liabilities:
      Accounts receivable, inventories and other current assets     (747)              (1,610)                (738)
      Accounts payable and accrued expenses                           119                 (64)               1,172
                                                                  -------              ------               ------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 4,146              (2,743)              (4,258)

Investing Activities
  Purchases of short-term investments                                   0                (147)              (1,825)
  Sales of short-term investments                                   1,096                   0                    0
  Purchases of INOVOJECT(R) systems, equipment,
      furniture and fixtures                                       (4,888)             (7,330)              (4,434)
  Additions to patents and other noncurrent assets                     93                 111                 (354)
                                                                  -------              ------               ------
NET CASH USED IN INVESTING ACTIVITIES                              (3,699)             (7,366)              (6,613)

Financing Activities
  Issuance of Common Stock                                          3,438                 927                   37
  Issuance of long-term debt                                          476               6,403                    0
  Proceeds from capital lease obligations                           2,139               7,101                4,720
  Payments on capital lease obligations                            (2,818)             (1,771)                (838)
                                                                  -------              ------               ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           3,235              12,660                3,919
                                                                  -------              ------               ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    3,682               2,551               (6,952)
  Cash and cash equivalents at beginning of period                  5,354               2,803                9,755

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $9,036             $ 5,354              $ 2,803
                                                                  =======             =======              =======



Supplemental Disclosure of Cash Flow Information
Total interest paid was $1,593,000, $1,635,000 and $579,000 for the years ended December 31, 1996, 1995, and 1994, respectively.
Total income taxes paid was  $170,000, $0 and $0 for the years ended
December 31, 1996, 1995 and 1994, respectively.
Supplemental Schedule of Noncash Financing Activity:

In May 1995, American Cyanamid Company, a subsidiary of American Home Products Corporation, converted the promissory note issued by Embrex, Inc. to American Cyanamid in 1991. The $1.2 million note, which would have been due on May 27, 1995, was converted into 320,000 shares of Common Stock.

Also, during the 1995 period, $3.0 million of the debentures issued in May 1995, along with $34,000 of accrued interest, were converted into 507,678 shares of Common Stock net of unamortized debt issuance costs totaling $211,000.

During 1996, an additional $3.3 million of the debentures, along with $258,000 of accrued interest, were converted into 612,061 shares of Common Stock net of unamortized debt issuance costs totaling $111,000.

Consolidated Statements of Shareholders' Equity


                                                                     Additional         Currency
                                                                        Paid-in      Translation      Accumulated
(Dollars in thousands)                                  Common          Capital      Adjustments          Deficit             Total
                                                         Stock
                                              ----------------  ---------------  --------------- ---------------- -----------------

Balance at December 31, 1993                           $41,587             $221            $ 0         $(29,812)          $11,996
  Stock issued:
     Upon exercise of options                                1                                                                   1
     Under employee stock purchase plan                     36                                                                  36
  Net loss                                                                                               (6,710)           (6,710)
                                                       -------             -----            -----       --------           -------


Balance at December 31, 1994                            41,624              221                0         (36,522)           5,323

  Stock issued:
     Upon exercise of options                              134                                                                134
     Under employee stock purchase plan                     80                                                                 80
     Upon conversion of long-term debt
      (net of issuance costs of $232)                    3,554              450                                             4,004
     Upon exercise of warrants                             730                                                                730
    Warrants issued on May 1, 1995                                          150                                               150
    Net loss                                                                                              (4,512)          (4,512)
                                                        -------          ------             ------        -------           -------



Balance at December 31, 1995 (as restated)              46,122              821                0         (41,034)            5,909

  Stock issued:
     Upon exercise of options                              286                                                                 286
     Under employee stock purchase plan                     68                                                                  68
     Upon conversion of long-term debt
       (net of issuance costs of $111)                   2,947              494                                              3,441
     Upon exercise of warrants                           3,084                                                               3,084
     Establishment of $.01 par value (Note 5)          (52,427)          52,427
    Currency translation adjustments                                                         180                               180
    Net income                                                                                               341               341
                                                        -------          ------             ------        -------           -------
Balance at December 31, 1996                           $     80       $   53,742       $      180        $(40,693)          $13,309
                                                       ========          =======            =======       =======           =======





                                         18

1. Significant Accounting Policies

Nature of Business

Embrex, Inc. has developed and commercialized the INOVOJECT(R) system, a proprietary, automated, in-the-egg injection system which eliminates the need for manual vaccination of newly hatched broiler chicks. Embrex also develops and markets patented pharmaceutical and biological products to improve bird health, reduce bird production costs and provide economic value to the global poultry industry.

Principles of Consolidation

The consolidated financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited and Embrex
Sales, Inc. (the "Company"). All significant intercompany transactions and accounts have been eliminated. Currently, foreign operations account for less than 10% of the Company's revenues.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Items recorded as inventory are generally purchased from others and recorded at the lower of cost or market using the average cost method. Materials and supplies inventories include spare parts for the INOVOJECT(R) systems as well as laboratory and general supplies. Product inventories are comprised of biological compounds, principally the Company's viral neutralizing factor product (VNF).

INOVOJECT(R) Systems

INOVOJECT(R) systems are comprised of egg injection and related equipment available for lease to customers. The equipment is recorded at the lower of cost or estimated net realizable value. Depreciation is computed principally by using accelerated methods over the estimated useful life of the equipment and commences after construction is complete and the equipment is placed in service.

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are recorded at cost. Depreciation is computed principally by using accelerated methods over the estimated useful lives of the assets placed in service.

Patents and Exclusive Licenses of Patentable Technology

Costs incurred to acquire exclusive licenses of U.S. patentable technology and to apply for and obtain U.S. patents on internally developed technology are capitalized and amortized over the period of the exclusive license agreements or patents using the straight-line method.

Foreign Currency Translation

All assets and liabilities in the balance sheets of the Company's foreign subsidiary, Embrex Europe Limited, are translated at year-end exchange rates except shareholders' equity which is translated at historical rates. Revenues, costs and expenses are recorded at average rates of exchange during the year. Translation gains and losses are accumulated as a component of shareholders' equity. Foreign currency transaction gains and losses are included in determining net income.

Revenue Recognition

INOVOJECT(R) system fees are recognized based on eggs processed during the period. Product sales are recognized when the products are shipped. Contract research revenue is recognized on a straight-line basis over the term of the contract. Revenue received, but not yet earned, is classified as deferred revenue.

Research and Development Costs

Research and development costs, including costs incurred to complete contract research, are charged to operations when incurred and are included in operating expenses.

Income Taxes

Income tax expense includes U.S. and international income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effects of these differences are reported as deferred income taxes. Tax credits are accounted for as a reduction of tax expense in the year in which the credits reduce taxes payable.

Net Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation during periods of net loss because their effect is antidilutive. For all periods presented, the difference between primary and fully diluted net income per share is not significant.


Use of Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Actual results could differ from these estimates.

Principal Customers

Tyson Foods, Inc. ("Tyson") and Perdue Farms Inc. ("Perdue") accounted for 33 percent and 11 percent of consolidated 1996 revenues, respectively. Based on the number of birds produced in 1996, Tyson and Perdue accounted for approximately 22 and 8 percent of the broilers grown in the U.S., respectively. In 1995, Tyson and Perdue Farms, Inc. individually accounted for greater than 10 percent of total revenues.

Sources of Supply

The Company has developed a strategic relationship with a single contract manufacturer to fabricate its INOVOJECT(R) systems. While other machine fabricators exist and have constructed limited numbers of INOVOJECT(R) systems, a change in fabricators could cause a delay in manufacturing and a possible delay in the timing of future INOVOJECT(R) installations and revenues from those installations.

The Company has granted Select Laboratories, Inc. ("Select"), a division of Rhone Merieux, exclusive rights to manufacture bursal disease vaccines containing Embrex's proprietary VNF product for Embrex to market in the North American, South American and Asian regions. Embrex has also granted Arthur Webster Pty. Ltd. ("Webster") exclusive rights to manufacture bursal disease vaccines containing the Company's VNF product to be marketed in Europe, the Middle East and Africa. Additionally, the Company has two contract suppliers of its VNF product. The manufacture of the bursal disease vaccines being produced by Select and Webster and the Company's VNF product generally must be performed in licensed facilities and/or under regulatory approved methods. Although there are other manufacturers who are capable of manufacturing bursal disease products and producing products such as VNF, a change of suppliers could adversely effect the Company's future operating results due to the time it would take a new supplier to obtain regulatory approval of its production process and/or manufacturing facilities. The Company seeks to minimize this exposure through multi-year supply agreements and the maintenance of adequate inventories.

Long-Lived Assets

The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FASB 121") in the first quarter of 1996. The adoption for FASB 121 had no material effect on the financial statements in 1996.

Reclassification

Certain 1995 and 1994 amounts in the accompanying financial statements have been reclassified to conform to the 1996 presentation. These reclassifications had no effect on previously reported net loss or shareholders' equity.





2. Short-Term Investments

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At December 31, 1996, the Company had no investments that qualified as trading or available for sale.

 At December 31, 1996, the Company's investments in debt securities were classified as cash and cash equivalents and short-term investments. The Company maintains cash and cash equivalents and short-term investments principally of United States treasury securities and commercial paper with a maturity date less than twelve months with various financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy which is designed to limit exposure to any one institution.

The following is a summary of short-term investments by balance sheet classification at December 31:

                                           1996                          1995
                                         =======                   ============
Short-term Investments:
         Commercial Paper               $ 251,000                  $   749,000
         Repurchase Agreements            625,000                            0
         U.S. Treasury Obligations              0                    1,223,000
                                        ---------                  ------------
                                        $ 876,000                   $1,972,000
                                        =========                  ============

The Company's short-term investment balances are maintained in accounts at various financial institutions. In connection with the secured line of credit, the Company has deposited $417,000 as a compensating cash balance with the lender.

3. Leases

At December 31, 1996 and 1995, the Company had assets totaling $13.9 million and $13.1 million, respectively, financed by capital lease agreements which expire through October 2000. Accumulated depreciation and amortization includes $8.2 million and $5.1 million of amortization related to these assets at December 31, 1996 and 1995, respectively. Amortization of assets financed by capital leases is included with depreciation expense. As of December 31, 1996, the Company has used $9.2 million ($2.1 million in 1996 and $7.1 million in 1995) of the $11.2 million capital lease financing closed in 1995 to fund construction of INOVOJECT(R) systems principally under contract with North American customers in the United States. At December 31, 1996, the Company had available $2.0 million of aggregate unutilized capital financing capacity for use in the construction of INOVOJECT(R) systems.

The Company leases its principal facilities under an operating lease extending through March 2002. The company has the option to cancel the operating lease agreement with the payment of a $180,000 penalty. Total rent expense was $334,000, $426,000, and $307,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

At December 31, 1996, the Company's minimum future commitments under capital and operating leases were as follows:

                               Operating      Capital
                                 Leases       Leases

  1997                         $359,000    $4,083,000
  1998                          279,793     3,234,000
  1999                          226,807     2,947,000
  2000                          213,342       615,000
  2001                          219,618           -0-
Beyond                           55,296           -0-
                            -----------   -----------
Total                       $ 1,353,856   $10,879,000
                            ===========


Less amounts representing interest         (1,993,000)
                                           -----------
Present value of future minimum
    lease payments                         $8,886,000
                                           ==========

4. Long-Term Debt

 On May 1, 1995, the Company closed on a private placement offering of convertible debentures ("the debentures") resulting in net proceeds to the Company of $5.4 million (as adjusted for the August 1995 rescission of the issuance of $225,000 of the debentures). The debentures are payable on May 1, 1997. Through June 13, 1995, the holders of the debentures were entitled to convert the debentures into Common Stock of the Company at a conversion price equal to the average market price at the time of issuance. Commencing on June 14, 1995, the holders of the debentures are entitled to convert the debentures into Common Stock of the Company at a conversion price of the lesser of the market price at the time of issuance ($5.00 per share) or 85 percent of the average closing bid price of the Company's Common Stock for the five trading days ending on the conversion date. The debentures accrue interest, payable at maturity, at a rate of 8 percent per annum. The accrued interest is convertible into Common Stock of the Company at the same conversion price as the debenture principal. The Company has the right to demand conversion of the debentures and any accrued interest after April 30, 1996. Additionally, at any time, the Company has the right to redeem the debentures for cash equal to the closing bid of the Company's Common Stock at the date of redemption multiplied by the underlying shares into which the debentures would have been convertible. In conjunction with this offering, the Company incurred issuance costs totaling $540,000 and recorded $1.0 million of interest expense related to the 15% discount from market upon conversion (See Note 11). The issuance costs are being amortized as a component of interest expense over the term of the debentures.

In 1995, $3.0 million of the debentures' principal and related discount was converted into 517,910 shares of Common Stock, net of unamortized debt issuance costs totaling $215,000. During 1996, an additional $3.3 million debentures and related discount, along with $258,000 of accrued interest were converted into 612,061 shares of Common Stock, net of unamortized debt issuance costs totaling $111,000.

As part of its compensation for the sale of the convertible debentures, the Company's placement agent received a 6.5 percent commission, which is included in the $540,000 total issuance costs, and warrants to purchase 96,000 shares of Common Stock at a price of $6.00 per share. The estimated value of these warrants, $150,600, has been recorded as additional paid-in capital, while their cost has been included within the $540,000 total issuance costs discussed above.

On May 29, 1991, the Company issued a four-year convertible term note (the "note") to American Cyanamid Company, now a subsidiary of American Home Products Corporation, in exchange for $1.2 million. During May 1995, at the election of American Cyanamid, the note was converted into 320,000 shares of Common Stock of the Company. Contemporaneous with the conversion, the Company paid to American Cyanamid $160,000 of accrued interest due on the note.

5. Shareholders' Equity

On May 16, 1996, the Company's shareholders approved an increase in the number of authorized shares of Common Stock from 15,000,000 to 30,000,000 shares and an increase in the amount of authorized Preferred Stock from 20,000 to 15,000,000 shares. In addition, the Company changed the par value of the Common Stock and Series A Participating Preferred Stock from no par value to par value stock, with a par value of $.01 per share.

At December 31, 1996, the Company had reserved a total of 2,006,970 shares of its Common Stock for future issuance as follows:

For conversion of debentures                            96,492
For exercise of warrants to purchase Common Stock      390,775
For exercise of Common Stock options                 1,456,373
For possible future issuance to employees and others
under stock option and employee stock purchase plans    63,330
                                                     ---------
Total reserved                                       2,006,970
                                                     =========

At December 31, 1996, the Company had issued and outstanding warrants to purchase Common Stock as follows:
                                                                Date through
         Exercise Price          Shares Reserved for            Which Warrants
             Per Share           Exercise of Warrants           are Exercisable

         $ 8.07                          188,197                   7/28/98
         $ 9.02                           31,578                   1/28/99
         $ 9.50                           30,000                  12/31/00
         $ 9.50                           15,000                    6/9/01
         $ 6.00                           96,000                   4/30/00
         $ 7.28                           30,000                  10/30/01
                                         -------
                                         390,775
                                         =======

6. Stock Option Plans

The Company's stock option plans provide for option grants designated as either nonqualified or incentive stock options. The options generally vest over a four-year period and expire ten years from the date of grant. In general, the exercise price of stock options is the closing price of the Company's Common Stock on the date of grant.

Most U.S. employees and certain employees outside the U.S. are eligible to receive a grant of stock options periodically with the number of shares generally determined by the employee's salary grade and performance level. In addition, certain management and professional level employees may receive a stock option grant upon hire. Non- employee directors of the Company receive annual grants of stock options in amounts specified in the applicable plan.

Stock option information with respect to all of the Company's stock option plans follows:


                                                                    Number                    Option Price Range       Expiration
                                                                    of Shares                       per Share            Date



Balance at December 31, 1993, outstanding options               528,588                          $ 2.00  to $ 8.75         1998-2003
  Granted                                                       194,910                          $ 6.125 to $ 7.00              2004
  Exercised                                                        (431)                         $ 2.00
  Canceled                                                       (9,665)                         $ 2.00  to $ 6.75
                                                               ---------
Balance at December 31, 1994, outstanding options               713,402                          $ 2.00  to $ 8.75         1998-2004
  Granted                                                       314,370                          $5.875  to $ 6.50              2005
  Exercised                                                     (59,444)                         $ 2.00  to $7.875
  Canceled                                                      (59,207)                         $ 2.00  to $ 8.75
                                                               ---------
Balance at December 31, 1995, outstanding options               909,121                          $ 2.00  to $8.375         1998-2005
  Granted                                                       111,980                          $6.125  to $7.625              2006
  Exercised                                                     (66,873)                         $2.00   to $7.00
  Canceled                                                      (87,814)                         $6.125  to $7.875
                                                               ---------
Balance at December 31, 1996, outstanding options               866,414                          $2.00   to $8.375         1998-2006
                                                               =========

At December 31, 1996, options to purchase 534,188 shares of Common Stock were exercisable at prices ranging from $2.00 to $8.375 per share.

The Company has elected to follow Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's 1996 Amendment to its 1993 Incentive Stock Option Plan increases the authorized grant of options to company personnel from 500,000 shares of common stock up to 1.2 million shares. All options granted have 10 year terms and vest and become fully exercisable at the end of 4 years of continued employment.

Proforma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black- Scholes option pricing model with the following weighted average assumptions for 1996 and 1995:
                                     1996                          1995
Risk free interest rate              6.42                          6.67
Dividends                             --                            --
Volatility factor                    .421                          .421

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                        December 31
                                             1996                    1995
Pro forma net income (loss)                 $51,513                $(4,574,000)
Pro forma income (loss) per share           $  .007                $      (.72)



Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its proforma effect will not be fully reflected until 1997.

Exercise prices for options outstanding as of December 31, 1996 ranged from $5.875 to $8.75.

The weighted average remaining contractual life of those options is 8.21 years. The weighted average exercisable price of outstanding options at December 31, 1996 is $6.30.

7. Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the "Purchase Plan") to provide its employees with an additional opportunity to share in the ownership of the Company. Under terms of the Purchase Plan, all regular full-time employees of the Company may make voluntary payroll contributions thereby enabling them to purchase Common Stock at a price to be determined by the Compensation Committee of the Board, but not less than 85 percent of the lower of the fair market value as of the beginning or end of the twelve-month offering period. Contributions are limited to 20 percent of an employee's compensation. Up to 100,000 shares of Common Stock may be issued under the Purchase Plan.

Under the Purchase Plan, during 1996, 1995 and 1994, 11,028, 17,041 and 7,556 shares of Common Stock, respectively, were purchased.

8. 401(k) Retirement Savings Plan

The Company has a 401(k) plan which covers all employees upon employment who are at least 18 years of age. Employer contributions are voluntary at the discretion of the Company. There were no Company contributions for the years ended December 31, 1996, 1995, and 1994.

9. Income Taxes

The components of income tax expense for the year ended December 31, 1996 are as follows:


   Current:
      Federal       $ 45,000
      State           30,000
      Foreign        120,000
                    ---------
                    $195,000
                    =========



The Company's consolidated effective tax rate differed from the statutory rate as set forth below for the year ended December 31, 1996:

     Federal taxes at statutory rate        $182,000
     State and local income taxes,
      net of Federal benefit                  30,000
     Change in valuation allowance          (255,000)
     Non-deductible expenses                 220,000
     Foreign losses for which no
      benefit has been recognized            114,000
     Utilization of net operating
      loss carryforwards                    (486,000)
     Alternative minimum and
      foreign withholding taxes              165,000
     Other                                   225,000
                                            --------
                                           $ 195,000
                                            ========



Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The company has no deferred tax liabilities. Significant components of the Company's deferred tax assets are as follows:

                                                     At December 31,
                                                   1996          1995

Deferred tax assets:

  Book over tax depreciation                      $790,000        $704,000

  Net operating loss carry forwards             12,800,000      13,330,000

  Research and experimental

    tax credit carry forwards                    1,725,000       1,661,000

  Charitable contributions

    carryforward                                    16,000          11,000

  Other                                            170,000          61,000
                                                 -----------     ----------
    Total deferred tax assets                   15,501,000      15,767,000

Valuation allowance for

  deferred tax assets                          (15,501,000)     (15,767,000)
                                                ------------    ------------
  Net deferred tax assets                     $          0      $         0
                                                ============    ============


During 1996 and 1995, the valuation allowance (decreased) increased by ($255,000) and $1,112,000, respectively.



At December 31, 1996, the Company had net operating loss carry forwards for federal income tax purposes of approximately $34 million which are available to offset future taxable income. These net operating loss carry forwards expire during the years 2000 through 2010. As a result of the changes in ownership percentages which occurred with the 1991 Initial Public Offering (IPO), the future utilization of the net operating loss carry forwards incurred prior to the 1991 IPO is limited to approximately $2.1 million per year. Any loss carryforward amounts exceeding the limitation can be carried forward to future years within the carryforward period. The net operating loss carry forwards incurred subsequent to the 1991 IPO are not subject to these change in ownership limitations.



In addition, the Company has Research and Experimental Tax Credit Carry forwards totaling approximately $1.6 million which are available to offset future federal income taxes. These credits expire during the years 2000 through 2012.

10. Commitments

As of December 31, 1996 the Company had outstanding purchase agreements of approximately $3.5 million for the production of BURSAPLEX(TM), $205,000 for VNF, as well as materials and supplies for the construction and maintenance of INOVOJECT(R) systems.

11.      Restatement


At the annual meeting of the American Institute of Certified Public Accountants (AICPA) in January 1997 and at the March 1997 staff meeting of the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission staff stated that a charge to income is appropriate in situations where a registrant has issued debt securities convertible to Common Stock at the lower of a conversion rate fixed at issuance or a fixed discount to the Common Stock's market price at the date of conversion.

In accordance with the SEC's position, the Company has restated its 1995 financial statements to record additional interest expense of $1.1 million related to the conversion feature at a 15% discount included in the 1995 debentures (see Note 4). The restatement resulted in an increase of $1.0 million in the previously reported 1995 net loss and an increase in 1995 net loss per share from $.55 per share to $.71 per share. In addition, at December 31, 1995, long-term debt was increased by $569,000 and shareholders equity was decreased by $569,000 to reflect the conversion discount related to outstanding debentures that had not been converted.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information on the executive officers and directors is incorporated by reference from the Company's Proxy Statement (under the headings "Management" and "Proposal I: Election of Directors," respectively), with respect to the Annual Meeting of Shareholders to be held on May 15, 1997, to be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

         This information is incorporated by reference from the Company's Proxy Statement (under the heading "Executive Compensation"), with respect to the Annual Meeting of Shareholders to be held on May 15, 1997, to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference from the Company's Proxy Statement (under the heading "Share Ownership of Management and Certain Beneficial Owners"), with respect to the Annual Meeting of Shareholders to be held on May 15, 1997, to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1). The financial statements listed below are included in Item 8 of this report. All financial statement schedules normally required under Regulation S-X are omitted as the required information is inapplicable.

Report of Independent Auditors

Financial Statements

Consolidated Balance Sheets at
December 31, 1995 and 1996

Consolidated Statements of Operations
for each of the three fiscal years ended
December 31, 1994, 1995 and 1996

Consolidated Statements of Cash Flows
for each of the three fiscal years ended
December 31, 1994, 1995 and 1996

Consolidated Statements of Shareholders'
Equity for each of the three fiscal
years ended December 31, 1994, 1995 and 1996

Notes to Consolidated Financial Statements

         (a)(2). The financial statements of the Company's Employee Stock Purchase Plan listed below are filed herewith.

Report of Independent Auditors

Financial Statements

Statements of Net Assets Available for Plan
Benefits at December 31, 1995 and 1996

Statements of Changes in Net Assets Available for Plan Benefits for the three years ended
December 31, 1996

Notes to Financial Statements

          (a)(3). The exhibits listed below are filed as part of this report. Executive compensation plans and arrangements are listed in Exhibits 10.13 through 10.31.


Exhibits                   Description

3.1(1)                     Restated Articles of Incorporation

3.2(2)                     Articles of Amendment to Articles of Incorporation effective March 21, 1996

3.3(3)                     Bylaws of the Company

4.1                        Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2                        Specimen of Common Stock Certificate

4.3(4)                     Notices to holders of outstanding  warrants  regarding  adjustments in warrant terms  resulting from Regulation S private placement

4.4(5)                     Form of Registration Rights Agreement

4.5(4)                     Form of Regulation S Securities Subscription Agreement

4.6(4)                     Form of Embrex 8% Convertible Debenture due May 1, 1997

4.7(4)                     Warrant to Purchase Common Stock of Embrex issued to Schwartz Investments, Inc.

4.8(6)                     Rights  Agreement  dated as of March 21,  1996  between  Embrex  and Branch  Banking  and Trust
                           Company, as Rights Agent

10.1(3)                    Exchange  Agreement dated May 28, 1991,  between Embrex and American Cyanamid  Company,  Advent
                           First  Limited  Partnership  A,  Biotechnology  Venture  Fund S.A.,  Biotechnology  Investments
                           Limited, Domain Partners,  L.P., Elf Technologies,  Inc., Prince Venture Partners III, L.P., 3i
                           Securities Corporation, and Charles E. Austin

10.2(3)                    Form of Stock Purchase Warrant exercisable for the purchase of 180,003 shares of Common Stock

10.3(3)                    License Agreement dated December 11, 1991, between
                           Embrex and the National Technical Information
                           Service, a primary operating unit of the United
                           States Department of Commerce

10.4(3)                    Collaborative  Research  Agreement  dated January 17, 1989 between Embrex and the University of
                           Arkansas

10.5(3)                    License Agreement dated October 1, 1988, between
                           Embrex and the National Technical Information
                           Service, a primary operating unit of the United
                           States Department of Commerce




Exhibits                   Description

10.6(3)                    Lease  Agreement  dated  December  9, 1986  between  Embrex,  as tenant,  and  Imperial  Center
                           Partnership  and Petula  Associates,  Ltd., as landlord,  as amended by First  Amendment  dated
                           June 11, 1987, Second Amendment dated December 1, 1988, and Third Amendment dated May 2, 1989

10.7                       Fourth  Amendment  of Lease  dated  October 1, 1994  between  the  Company  and Glaxo Inc.  (as successor in interest to Imperial Center Partnership and Petula Associates, Ltd.)

10.8                       Fifth  Amendment of Lease dated  December 13, 1996 between the Company and Glaxo  Wellcome Inc.
                           (as successor in interest to Glaxo Inc.)

10.9(3)                    Facility  Agreement  dated  March 1, 1991,  between  Embrex  and  Mississippi  Agriculture  and
                           Forestry Experiment Station, Mississippi State University

10.10(3)                   Unrestricted  Grant  Agreement  dated April 1, 1988,  between  Embrex and North  Carolina State
                           University,  as amended by Amendment  dated  September 15, 1989 and Amendment  dated  April 22,
                           1991

10.11(3)                   Unrestricted  Grant Agreement  dated November 1, 1986,  between Embrex and North Carolina State
                           University,  as amended by Amendment  dated May 3, 1989,  Amendment dated  September 15,  1989, and Amendment dated April 22, 1991

10.12(3)                   Basic  Research  Agreement  dated October 24, 1989,  between Embrex and University of Arkansas, as amended on October 23, 1990, February 1, 1991 and July 22, 1991

10.13(3)                   1988 Incentive Stock Option Plan and form of Incentive Stock Option Agreement

10.14(3)                   1989 Nonstatutory Stock Option Plan and form of Nonstatutory Stock Option Agreement

10.15(3)                   1991 Nonstatutory Stock Option Plan and form of Nonstatutory Stock Option Agreement

10.16(7)                   Incentive  Stock  Option  and  Nonstatutory  Stock  Option  Plan  and  forms  of  Stock  Option
                           Agreements - June 1993

10.17(8)                   Amendment  dated May 16, 1996 to Incentive  Stock Option and  Nonstatutory  Stock Option Plan -
                           June 1993

10.18                      Amended and Restated Employee Stock Purchase Plan

10.19(3)                   Employment Agreement dated November 15, 1989, between Embrex and Randall L. Marcuson

10.20                      Amendment to Employment Agreement dated May 21, 1996 between Embrex and Randall L. Marcuson

10.21                      Change In  Control  Severance  Agreement  dated May 21,  1996  between  Embrex  and  Randall L.
                           Marcuson

10.22(3)                   Employment Agreement dated October 16, 1989, between Embrex and Catherine A. Ricks



Exhibits                   Description

10.23                      Change In Control Severance Agreement dated May 21, 1996 between Embrex and Catherine A. Ricks

10.24(2)                   General  Provisions to Employment  Agreement  between Embrex and Brian V. Cosgriff dated August
                           18, 1995

10.25                      Charge In Control Severance Agreement dated May 21, 1996 between Embrex and Brian V. Cosgriff

10.26(2)                   Terms and  Conditions of  Employment  between  Embrex Europe  Limited and David M. Baines dated
                           May 12, 1994

10.27                      Change In Control Severance Agreement dated June 9, 1996 between Embrex and David M. Baines

10.28                      Letter Agreement and General  Provisions to Employment  Agreement dated August 20, 1996 between
                           Embrex and Don T.  Seaquist  and  Amendment to  Employment  Agreement  dated  September 9, 1996 between Embrex and Don T. Seaquist

10.29                      Change In  Control  Severance  Agreement  dated  September  9, 1996  between  Embrex and Don T.
                           Seaquist

10.30                      Letter Agreement and General  Provisions to Employment  Agreement dated August 26, 1996 between
                           Embrex and Rick L. Ryan and  Amendment to  Employment  Agreement  dated August 26, 1996 between
                           Embrex and Rick L. Ryan

10.31                      Change In Control Severance Agreement dated August 26, 1996 between Embrex and Rick L. Ryan

10.32(3)                   Shareholders'  Agreement  dated  August  14,  1991 by and  among  Embrex,  Advent  Euroventures
                           Limited Partnership, and Plant Resource Venture Fund II Limited Partnership

10.33(9)                   INOVOJECT(R)Egg Injection  System Lease,  Limited  License,  Supply and Service  Agreement dated
                           May 4, 1993 between Embrex and Tyson Foods, Inc.

10.34(10)                  Master  Lease  Agreement  dated  December  3,  1993  between  Embrex  and  Capital   Associates
                           International,  Inc.  with a form of equipment  schedule  and  collateral  assignment  of lease attached

10.35(10)                  Master Lease Agreement dated January 28, 1994 between
                           Embrex and Aberlyn Capital Management Limited
                           Partnership with a form of lease schedule and
                           collateral assignment of lease attached

10.36(10)                  Agreement  to Issue  Warrant  dated  January  28,  1994  between  Embrex  and  Aberlyn  Capital
                           Management Limited Partnership

10.37(10)                  Common Stock Purchase Warrant issued to Aberlyn Capital Management Limited Partnership

10.38(10)                  Agreement to Issue Warrant dated January 28, 1994 between Embrex and Aberlyn Holding Company,
                           Inc.


Exhibits                   Description

10.39(10)                  Common Stock Purchase Warrant issued to Aberlyn Holding Company, Inc.

10.40(11)                  Master  Equipment Lease  Agreement  dated as of December 7, 1994 between  Financing for Science
                           International,  Inc.  and Embrex with a Consent to  Assignment  of Equipment  Lease  Agreement,
                           Security Agreement and Rental Schedule attached

10.41(11)                  License  Agreement  dated as of December 7, 1994 between  Financing for Science  International,
                           Inc. and Embrex with Sublicense Agreement attached

10.42(11)                  Common  Stock  Purchase  Warrant  dated  January  17,  1995  issued to  Financing  for  Science
                           International, Inc.

10.43(11)                  Agreement  for Sale of Equipment and Rights Under User  Agreement  dated as of December 7, 1994 between Financing for Science International, Inc. and Embrex

10.44(4)                   Letter  of  Agreement  for $6.0  million  Convertible  Regulation  S Private  Placement  by and
                           between the Company and Swartz Investments, Inc., as placement agent

10.45(2)                   Limited License and Supply Agreement dated as of July 20, 1995 between Embrex and Webster

10.46                      Amendments  dated August 1, 1996 and November 11, 1996 to Limited License and Supply  Agreement
                           dated as of July 20, 1995 between Embrex and Webster

10.47(2)                   Agreement dated as of January 22, 1996 between Embrex and Select

10.48(2)                   Letter Agreement dated as of January 22, 1996 between Select and Embrex

10.49(2)                   License dated as of January 22, 1996 granted by Select to Embrex

10.50(2)                   Commitment   letter   accepted  June  14,  1995  between   Embrex  and  Financing  for  Science
                           International, Inc. for $2.0 million capital lease financing facility

10.51(2)                   Stock Purchase Warrant dated June 9, 1995 issued to Financing for Science International, Inc.

10.52(2)                   Financing  Agreement  (Number  10783)  dated as of October 30, 1995  between  Lease  Management
                           Services, Inc. and Embrex, and Addendum thereto dated October 30, 1995 attached

10.53(2)                   License Agreement dated October 30, 1995 between Embrex and Lease Management Services, Inc.

10.54(2)                   Sublicense  Agreement  dated as of  October  30,  1995  between  Embrex  and  Lease  Management
                           Services, Inc.

10.55(2)                   Movable  Hypothec on Equipment  and Contracts  dated as of October 30, 1995 between  Embrex and
                           Lease Management Services, Inc.

10.56(2)                   Warrant to  Purchase  30,000  Shares of Common  Stock  dated  October  30, 1995 issued to Lease
                           Management Services, Inc.


Exhibits                   Description

10.57(2)                   Intercreditor   Agreement   dated  as  of  October  31,  1995  among   Financing   for  Science
                           International, Inc., Lease Management Services, Inc., and Embrex.

10.58                      Embrex Europe Limited Loan Agreement dated April 3, 1996

21                         Subsidiaries

23 Consent of Ernst & Young LLP to the inclusion of their report with respect to the financial statements of the Company in this Form 10-K and the incorporation by reference of such report into the Registration Statement on Form S-3 (No. 333-18231), as filed with the Securities and Exchange Commission on December 19, 1996, and into the Registration
                           Statements under the Securities Act of 1933 on Form
                           S-8 (Registration No. 33-51582 and No. 33-63318), as
                           filed with the Securities and Exchange Commission on September 1, 1992 and May 25, 1993, respectively, and to the incorporation by reference in the Registration Statement on Form S-8 (Registration
                           No. 33-63318) pertaining to the Employee Stock
                           Purchase Plan of their report with respect to the financial statements of the Embrex, Inc. Employee
                           Stock Purchase Plan included in this Form 10-K.

24                         Powers of Attorney

27                         Financial Data Schedule

99                         Risk Factors relating to the Company

  ----------------------------

         (1) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for fiscal year ending December 31, 1991 and incorporated herein by reference

         (2) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1995 and incorporated herein by reference

         (3) Exhibit to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Registration No. 33-42482) effective November 7, 1991 and incorporated herein by reference

         (4) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended June 30, 1995 and incorporated herein by reference

         (5) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended March 31, 1995 and incorporated herein by reference

         (6) Exhibit to the Company's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on March 22, 1996 and incorporated herein by reference

         (7) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1992 and incorporated herein by reference

         (8) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended June 30, 1996 and incorporated herein by reference

         (9) Exhibit to the Company's Form 10-QSB, as amended, as filed with the Securities Exchange Commission for the three months ended March 31, 1993 and incorporated herein by reference

         (10) Exhibit to the Company's Form 10-KSB, as amended, as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1993 and incorporated herein by reference

         (11) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1994 and incorporated herein by reference

(b). No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  EMBREX, INC.


                                  By:      /s/ Randall L. Marcuson
Date:  March 27, 1997                       Randall L. Marcuson
                                            President and Chief
                                            Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                                   Title                                           Date


                                            President, Chief Executive Officer,                     March 27, 1997
/s/ Randall L. Marcuson
Randall L. Marcuson                         and Director


/s/ Don T. Seaquist
Don T. Seaquist                             Vice President, Finance                                 March 27, 1997
                                            and Administration (Principal
                                            Financial and Accounting Officer)


              *                             Director                                                March 27, 1997
------------------------------------
Charles E. Austin


              *                             Chairman of the                                         March 27, 1997
------------------------------------        Board of Directors
Lester M. Crawford, D.V.M. Ph.D.


              *                             Director                                                March 27, 1997
------------------------------------
Kenneth N. May, Ph.D.


              *                             Director                                                March 27, 1997
------------------------------------
Stephen Hartogensis


              *                             Director                                                March 27, 1997
------------------------------------
Arthur M. Pappas


        /s/ Randall L. Marcuson
*  By:  Randall L. Marcuson, as Attorney-in-Fact

                         Report of Independent Auditors


The Board of Directors
Embrex, Inc.


We have audited the accompanying statements of net assets available for plan benefits of Embrex, Inc. Employee Stock Purchase Plan as of December 31, 1996 and 1995, and the related statement of changes in net assets available for plan benefits for each of the three years in the period ended December
31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of Embrex, Inc. Employee Stock Purchase Plan at December 31, 1996 and 1995, and the changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                         Ernst & Young LLP
                                         (signature of Ernst & Young LLP)


Raleigh, North Carolina
March 19, 1997

               STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                    EMBREX, INC. EMPLOYEE STOCK PURCHASE PLAN




                                                 At December 31,
                                              1996             1995

Receivable from Company                     $ 26,077        $ 37,100
                                            --------        --------

Net assets available for Plan benefits      $ 26,077        $ 37,100
                                            ========        ========


See accompanying notes.

         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                    EMBREX, INC. EMPLOYEE STOCK PURCHASE PLAN






                                                       Years Ended December 31,
                                                     1996         1995         1994
                                             ---------------------------------------

Employee contributions                           $ 79,487    $  90,880     $ 71,350

Deductions:

            Purchases of Common Stock              59,116       79,739       36,271

            Withdrawals                            31,394       15,862       10,904
                                                  -------       ------       -------
                                                   90,510       95,601       47,175
                                                   ------       ------       ------
New (decrease) increase                           (11,023)      (4,721)      24,175


Net assets available for Plan benefits at
            beginning of period                    37,100       41,821       17,646
                                                   ------       ------       ------

Net assets available for Plan benefits at         $26,077      $37,100      $41,821
            end of period                          =======      ======       =======

Shares of Common Stock purchased                   11,028       17,041        7,556
            during year                            =======      ======       =======

                    EMBREX, INC. EMPLOYEE STOCK PURCHASE PLAN
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996



NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements of the Embrex, Inc. Employee Stock Purchase Plan ("the Plan") have been prepared on the accrual basis.

NOTE 2 - PLAN DESCRIPTION AND SUMMARY OF SIGNIFICANT PLAN PROVISIONS

The Board of Directors of Embrex, Inc. ("the Company") adopted the Plan on January 28, 1993, and the Plan was approved by shareholders of the Company at the Annual Meeting of Shareholders on May 20, 1993. The Plan became effective as of June 1, 1993.

The purpose of this Plan is to provide the Company's employees with an additional opportunity to share in the ownership of the Company. Under terms of the Plan, all regular full-time employees of the Company may make voluntary payroll contributions thereby enabling them to purchase Common Stock at a price to be determined by the Compensation Committee of the Board, but not less than 85 percent of the lower of the fair market values as of the beginning or end of the twelve month offering period.

Contributions are limited to 20 percent of an employee's compensation, and the aggregate number of shares of Common Stock which may be purchased in total by all Plan participants may not exceed 100,000 shares.

Contributions to the Plan are maintained in a non-interest bearing account until such time as the participant exercises the option to purchase shares of Common Stock from his or her available contributions, or withdraws from the account. All amounts representing net Plan assets are considered general assets of the Company and may be subject to the claims of creditors.

In addition to contributions, plan activity consists of voluntary purchases of shares of Common Stock and withdrawals from participation in the Plan. Participants may purchase whole shares of Common Stock during a Purchase Period (generally a twelve month period ending each June 30th). A participant may withdraw from the Plan and cease making contributions at any time.

The Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") and is not qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended which relates to qualification of certain pension, profit-sharing and stock bonus plans.

All costs to administer the Plan are paid by the Company.

Exhibits                   Description

3.1(1)                     Restated Articles of Incorporation

3.2(2)                     Articles of Amendment to Articles of Incorporation effective March 21, 1996

3.3(3)                     Bylaws of the Company

4.1                        Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2                        Specimen of Common Stock Certificate

4.3(4)                     Notices to holders of outstanding  warrants  regarding  adjustments in warrant terms  resulting from Regulation S private placement

4.4(5)                     Form of Registration Rights Agreement

4.5(4)                     Form of Regulation S Securities Subscription Agreement

4.6(4)                     Form of Embrex 8% Convertible Debenture due May 1, 1997

4.7(4)                     Warrant to Purchase Common Stock of Embrex issued to Schwartz Investments, Inc.

4.8(6)                     Rights  Agreement  dated as of March 21,  1996  between  Embrex  and Branch  Banking  and Trust
                           Company, as Rights Agent

10.1(3)                    Exchange  Agreement dated May 28, 1991,  between Embrex and American Cyanamid  Company,  Advent
                           First  Limited  Partnership  A,  Biotechnology  Venture  Fund S.A.,  Biotechnology  Investments
                           Limited, Domain Partners,  L.P., Elf Technologies,  Inc., Prince Venture Partners III, L.P., 3i
                           Securities Corporation, and Charles E. Austin

10.2(3)                    Form of Stock Purchase Warrant exercisable for the purchase of 180,003 shares of Common Stock

10.3(3)                    License Agreement dated December 11, 1991, between
                           Embrex and the National Technical Information
                           Service, a primary operating unit of the United
                           States Department of Commerce

10.4(3)                    Collaborative  Research  Agreement  dated January 17, 1989 between Embrex and the University of
                           Arkansas

10.5(3)                    License Agreement dated October 1, 1988, between
                           Embrex and the National Technical Information
                           Service, a primary operating unit of the United
                           States Department of Commerce



Exhibits                   Description

10.6(3)                    Lease  Agreement  dated  December  9, 1986  between  Embrex,  as tenant,  and  Imperial  Center
                           Partnership  and Petula  Associates,  Ltd., as landlord,  as amended by First  Amendment  dated
                           June 11, 1987, Second Amendment dated December 1, 1988, and Third Amendment dated May 2, 1989

10.7                       Fourth  Amendment  of Lease  dated  October 1, 1994  between  the  Company  and Glaxo Inc.  (as successor in interest to Imperial Center Partnership and Petula Associates, Ltd.)

10.8                       Fifth  Amendment of Lease dated  December 13, 1996 between the Company and Glaxo  Wellcome Inc.
                           (as successor in interest to Glaxo Inc.)

10.9(3)                    Facility  Agreement  dated  March 1, 1991,  between  Embrex  and  Mississippi  Agriculture  and
                           Forestry Experiment Station, Mississippi State University

10.10(3)                   Unrestricted  Grant  Agreement  dated April 1, 1988,  between  Embrex and North  Carolina State
                           University,  as amended by Amendment  dated  September 15, 1989 and Amendment  dated  April 22,
                           1991

10.11(3)                   Unrestricted  Grant Agreement  dated November 1, 1986,  between Embrex and North Carolina State
                           University,  as amended by Amendment  dated May 3, 1989,  Amendment dated  September 15,  1989, and Amendment dated April 22, 1991

10.12(3)                   Basic  Research  Agreement  dated October 24, 1989,  between Embrex and University of Arkansas, as amended on October 23, 1990, February 1, 1991 and July 22, 1991

10.13(3)                   1988 Incentive Stock Option Plan and form of Incentive Stock Option Agreement

10.14(3)                   1989 Nonstatutory Stock Option Plan and form of Nonstatutory Stock Option Agreement

10.15(3)                   1991 Nonstatutory Stock Option Plan and form of Nonstatutory Stock Option Agreement

10.16(7)                   Incentive  Stock  Option  and  Nonstatutory  Stock  Option  Plan  and  forms  of  Stock  Option
                           Agreements - June 1993

10.17(8)                   Amendment  dated May 16, 1996 to Incentive  Stock Option and  Nonstatutory  Stock Option Plan -
                           June 1993

10.18                      Amended and Restated Employee Stock Purchase Plan

10.19(3)                   Employment Agreement dated November 15, 1989, between Embrex and Randall L. Marcuson

10.20                      Amendment to Employment Agreement dated May 21, 1996 between Embrex and Randall L. Marcuson

10.21                      Change In  Control  Severance  Agreement  dated May 21,  1996  between  Embrex  and  Randall L.
                           Marcuson

10.22(3)                   Employment Agreement dated October 16, 1989, between Embrex and Catherine A. Ricks




Exhibits                   Description

10.23                      Change In Control Severance Agreement dated May 21, 1996 between Embrex and Catherine A. Ricks

10.24(2)                   General  Provisions to Employment  Agreement  between Embrex and Brian V. Cosgriff dated August
                           18, 1995

10.25                      Charge In Control Severance Agreement dated May 21, 1996 between Embrex and Brian V. Cosgriff

10.26(2)                   Terms and  Conditions of  Employment  between  Embrex Europe  Limited and David M. Baines dated
                           May 12, 1994

10.27                      Change In Control Severance Agreement dated June 9, 1996 between Embrex and David M. Baines

10.28                      Letter Agreement and General  Provisions to Employment  Agreement dated August 20, 1996 between
                           Embrex and Don T.  Seaquist  and  Amendment to  Employment  Agreement  dated  September 9, 1996 between Embrex and Don T. Seaquist

10.29                      Change In  Control  Severance  Agreement  dated  September  9, 1996  between  Embrex and Don T.
                           Seaquist

10.30                      Letter Agreement and General  Provisions to Employment  Agreement dated August 26, 1996 between
                           Embrex and Rick L. Ryan and  Amendment to  Employment  Agreement  dated August 26, 1996 between
                           Embrex and Rick L. Ryan

10.31                      Change In Control Severance Agreement dated August 26, 1996 between Embrex and Rick L. Ryan

10.32(3)                   Shareholders'  Agreement  dated  August  14,  1991 by and  among  Embrex,  Advent  Euroventures
                           Limited Partnership, and Plant Resource Venture Fund II Limited Partnership

10.33(9)                   INOVOJECT(R)Egg Injection  System Lease,  Limited  License,  Supply and Service  Agreement dated
                           May 4, 1993 between Embrex and Tyson Foods, Inc.

10.34(10)                  Master  Lease  Agreement  dated  December  3,  1993  between  Embrex  and  Capital   Associates
                           International,  Inc.  with a form of equipment  schedule  and  collateral  assignment  of lease attached

10.35(10)                  Master Lease Agreement dated January 28, 1994 between
                           Embrex and Aberlyn Capital Management Limited
                           Partnership with a form of lease schedule and
                           collateral assignment of lease attached

10.36(10)                  Agreement  to Issue  Warrant  dated  January  28,  1994  between  Embrex  and  Aberlyn  Capital
                           Management Limited Partnership

10.37(10)                  Common Stock Purchase Warrant issued to Aberlyn Capital Management Limited Partnership

10.38(10)                  Agreement to Issue Warrant dated January 28, 1994 between Embrex and Aberlyn Holding Company,
                           Inc.




Exhibits                   Description

10.39(10)                  Common Stock Purchase Warrant issued to Aberlyn Holding Company, Inc.

10.40(11)                  Master  Equipment Lease  Agreement  dated as of December 7, 1994 between  Financing for Science
                           International,  Inc.  and Embrex with a Consent to  Assignment  of Equipment  Lease  Agreement,
                           Security Agreement and Rental Schedule attached

10.41(11)                  License  Agreement  dated as of December 7, 1994 between  Financing for Science  International,
                           Inc. and Embrex with Sublicense Agreement attached

10.42(11)                  Common  Stock  Purchase  Warrant  dated  January  17,  1995  issued to  Financing  for  Science
                           International, Inc.

10.43(11)                  Agreement  for Sale of Equipment and Rights Under User  Agreement  dated as of December 7, 1994 between Financing for Science International, Inc. and Embrex

10.44(4)                   Letter  of  Agreement  for $6.0  million  Convertible  Regulation  S Private  Placement  by and
                           between the Company and Swartz Investments, Inc., as placement agent

10.45(2)                   Limited License and Supply Agreement dated as of July 20, 1995 between Embrex and Webster

10.46                      Amendments  dated August 1, 1996 and November 11, 1996 to Limited License and Supply  Agreement
                           dated as of July 20, 1995 between Embrex and Webster

10.47(2)                   Agreement dated as of January 22, 1996 between Embrex and Select

10.48(2)                   Letter Agreement dated as of January 22, 1996 between Select and Embrex

10.49(2)                   License dated as of January 22, 1996 granted by Select to Embrex

10.50(2)                   Commitment   letter   accepted  June  14,  1995  between   Embrex  and  Financing  for  Science
                           International, Inc. for $2.0 million capital lease financing facility

10.51(2)                   Stock Purchase Warrant dated June 9, 1995 issued to Financing for Science International, Inc.

10.52(2)                   Financing  Agreement  (Number  10783)  dated as of October 30, 1995  between  Lease  Management
                           Services, Inc. and Embrex, and Addendum thereto dated October 30, 1995 attached

10.53(2)                   License Agreement dated October 30, 1995 between Embrex and Lease Management Services, Inc.

10.54(2)                   Sublicense  Agreement  dated as of  October  30,  1995  between  Embrex  and  Lease  Management
                           Services, Inc.

10.55(2)                   Movable  Hypothec on Equipment  and Contracts  dated as of October 30, 1995 between  Embrex and
                           Lease Management Services, Inc.

10.56(2)                   Warrant to  Purchase  30,000  Shares of Common  Stock  dated  October  30, 1995 issued to Lease
                           Management Services, Inc.


Exhibits                   Description

10.57(2)                   Intercreditor   Agreement   dated  as  of  October  31,  1995  among   Financing   for  Science
                           International, Inc., Lease Management Services, Inc., and Embrex.

10.58                      Embrex Europe Limited Loan Agreement dated April 3, 1996

21                         Subsidiaries

23 Consent of Ernst & Young LLP to the inclusion of their report with respect to the financial statements of the Company in this Form 10-K and the incorporation by reference of such report into the Registration Statement on Form S-3 (No. 333-18231), as filed with the Securities and Exchange Commission on December 19, 1996, and into the Registration
                           Statements under the Securities Act of 1933 on Form
                           S-8 (Registration No. 33-51582 and No. 33-63318), as
                           filed with the Securities and Exchange Commission on September 1, 1992 and May 25, 1993, respectively, and to the incorporation by reference in the Registration
                           Statement on Form S-8 (Registration No. 33-63318) pertaining to the Employee Stock Purchase Plan of their report with respect to the financial statements of the Embrex, Inc. Employee Stock Purchase Plan included in this Form 10-K.

24                         Powers of Attorney

27                         Financial Data Schedule

99                         Risk Factors relating to the Company

  ----------------------------

         (1) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for fiscal year ending December 31, 1991 and incorporated herein by reference

         (2) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1995 and incorporated herein by reference

         (3) Exhibit to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Registration No. 33-42482) effective November 7, 1991 and incorporated herein by reference

         (4) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended June 30, 1995 and incorporated herein by reference

         (5) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended March 31, 1995 and incorporated herein by reference

         (6) Exhibit to the Company's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on March 22, 1996 and incorporated herein by reference

         (7) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1992 and incorporated herein by reference

         (8) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended June 30, 1996 and incorporated herein by reference

         (9) Exhibit to the Company's Form 10-QSB, as amended, as filed with the Securities Exchange Commission for the three months ended March 31, 1993 and incorporated herein by reference

         (10) Exhibit to the Company's Form 10-KSB, as amended, as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1993 and incorporated herein by reference

         (11) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1994 and incorporated herein by reference