Form 10-K/A
period 1996-12-31
EMBREX INC/NC
filed 1997-04-15
CIK 878725

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


         In November 1996, Embrex filed a patent infringement suit in the United States District Court for the Eastern District of North Carolina against IGI, Inc., a Delaware corporation. The suit alleged that IGI, through its activities with Service Engineering Corporation and Edward G. Bounds, Jr., an officer of Service Engineering Corporation, is engaging in activities that constitute infringement of the Sharma Patent. Embrex sought injunctive relief to prevent infringement of the Sharma Patent as well as monetary damages. In January 1997, IGI, Inc. responded to Embrex's patent infringement suit by asserting various affirmative defenses, including allegations of invalidity of the patent license, and denying the substantive allegations in Embrex's complaint.



         In March 1997, Service Engineering Corporation, a Maryland corporation, and Edward G. Bounds, Jr., a Maryland resident and an officer of Service Engineering Corporation, filed suit against the United States Department of Agriculture, Daniel R. Glickman, Secretary, in the United States District Court for the District of Maryland with respect to its grant to Embrex of an exclusive license for the Sharma Patent. The complaint alleges that the USDA did not adequately comply with statutory and regulatory requirements in making the grant to Embrex of an exclusive license to the Sharma Patent, the revision of the exclusive license in 1991 and the revision of the exclusive license in 1994, which extended the period of exclusivity, originally set to terminate on December 31, 1996, through the patent expiration date. Plaintiffs allege that in December 1996 (after Embrex had instituted the above referenced action for patent infringement and breach of contract), the Plaintiffs requested the USDA to grant them a license of the Sharma Patent. The Plaintiffs allege that the USDA refused to do so because the USDA said that the license was not available and that the Plaintiffs had no basis for relief. Plaintiffs also allege that the USDA wrongfully consented to Embrex's bringing suit against the Plaintiffs. Plaintiffs are seeking to have the court set aside the extension of the exclusive license, the USDA's grant of permission for Embrex to sue Service Engineering Corporation, Edward G. Bounds, Jr and IGI, Inc. for patent infringement, the USDA's refusal to grant to Service Engineering Corporation a non-exclusive license to the Sharma Patent and the USDA's refusal to act favorably upon Service Engineering Corporation's appeal from the refusal to grant it a non-exclusive license. In addition, plaintiffs seek to have the court issue an order requiring the USDA, prior to granting any exclusive license under the Sharma Patent, including by extending the term of a pre-existing exclusive license, to observe the procedures set forth under laws and regulations governing the grant of licenses to patents owned by the USDA, and to remand the matter to the USDA to take action in accordance with the order. Plaintiffs also seek attorneys fees and costs from the USDA. See "Risk Factors" filed as Exhibit 99 to this report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  EMBREX, INC.


                                  By:      /s/ Randall L. Marcuson
Date:  April 14, 1997                       Randall L. Marcuson
                                            President and Chief
                                            Executive Officer