Form 10-Q
period 1997-03-31
EMBREX INC/NC
filed 1997-05-07
CIK 878725

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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

                              Yes   X           No

The number of shares of Common Stock, $0.01 par value, outstanding as of April 30, 1997, was 8,177,782.

                                  EMBREX, INC.
                                      INDEX


Part I                                                                                             Page

        Financial Information:

            Item 1:  Financial Statements

                Balance Sheets.....................................................................3 of 12

                Statements of Operations...........................................................4 of 12

                Statements of Cash Flows...........................................................5 of 12

                Notes to Consolidated Financial Statements.........................................6 of 12

            Item 2:

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations......................................7 of 12

Part II

        Other Information:

        Item 1: Legal Proceedings.................................................................10 of 12

        Item 2: Changes in Securities.............................................................10 of 12

        Item 3: Defaults Upon Senior Securities...................................................10 of 12

        Item 4: Submission of Matters to a Vote of Security Holders...............................10 of 12

        Item 5: Other Information.................................................................10 of 12

        Item 6: Exhibits and Reports on Form 8-k..................................................10 of 12

        Signatures................................................................................11 of 12

        Exhibit Index.............................................................................12 of 12

PART I - FINANCIAL INFORMATION
   Item 1 - Financial Statements



                                  Embrex, Inc.

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)




                                                                                  MARCH 31         DECEMBER 31
                                                                                   1997                1996
                                                                             ---------------     ----------------
                                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents..............................................   $       8,480      $        9,036
    Short-term investments ..............................................             1,379                 876
    Inventories:
        Materials and supplies ..........................................             1,061               1,061
        Product..........................................................               377                 573
    Accounts receivable - trade..........................................             2,635               2,313
    Other current assets.................................................               373                 124
                                                                            ----------------     --------------
        TOTAL CURRENT ASSETS..............................................           14,305              13,983
INOVOJECT(R) SYSTEMS UNDER CONSTRUCTION....................................             782                 530
INOVOJECT(R) SYSTEMS........................................................         18,885              18,193
    Less accumulated depreciation.........................................           (9,294)             (8,499)
                                                                             ---------------      --------------
                                                                                      9,591               9,694
EQUIPMENT, FURNITURE AND FIXTURES .......................................             2,658               2,607
    Less accumulated depreciation and amortization........................           (1,768)             (1,695)
                                                                             ---------------      --------------
                                                                                        890                 912
OTHER ASSETS:
    Patents and exclusive licenses of patentable technology (net of
        accumulated amortization of $60 in 1997 and $58 in 1996) ........               124                 125
    Debt issuance costs (net of accumulated amortization of $213 in
        1997 and $209 in 1996)...........................................                 1                   7
    Other non-current assets  ...........................................                80                 303
                                                                           -----------------     --------------
TOTAL ASSETS............................................................      $      25,773        $     25,554
                                                                           =================     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable......................................................   $        1,717       $       1,355
    Accrued expenses.....................................................             1,404               1,087
    Current portion of capital lease obligations.........................             3,124               3,080
    Current portion of long-term debt....................................               755                 909
                                                                            ----------------     --------------
        TOTAL CURRENT LIABILITIES........................................             7,000               6,431
CAPITAL LEASE OBLIGATIONS, less current portion..........................             5,004               5,806
LONG-TERM DEBT, less current portion.....................................                 8                   8
SHAREHOLDERS' EQUITY
        Common Stock,$.01 par value:
        Authorized - 30,000,000 shares
        Issued and outstanding -
            8,095,820 and 8,043,490 shares at March 31, 1997 and
            December 31, 1996, respectively..............................                81                  80
    Additional paid-in capital............................................           54,035              53,742
    Currency translation adjustments....................................                 77                 180
    Accumulated deficit...................................................          (40,432)            (40,693)
                                                                              --------------       -------------
        TOTAL SHAREHOLDERS' EQUITY........................................           13,761              13,309
                                                                              --------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................    $     25,773         $    25,554
                                                                               =============        ===========


                                  Embrex, Inc.


CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                   THREE MONTHS ENDED
                                                                         MARCH 31
                                                                      1997       1996
                                                                    --------    -------
REVENUES
    INOVOJECT(R) SYSTEM revenue ..................................   $ 5,668    $ 4,320
    Product sales ................................................       206        222
    Other revenue ................................................        51         53
                                                                     -------    -------
        TOTAL REVENUES ...........................................     5,925      4,595
COST OF PRODUCT SALES AND INOVOJECT(R) SYSTEM REVENUES ...........     2,681      2,374
                                                                     -------    -------
          GROSS PROFIT ...........................................     3,244      2,221

OPERATING EXPENSES
    General and administrative ...................................     1,364        778
    Sales and marketing ..........................................       340        160
    Research and development .....................................     1,015        782
                                                                     -------    -------
        TOTAL OPERATING EXPENSES .................................     2,719      1,720
                                                                     -------    -------
OPERATING INCOME .................................................       525        501
OTHER INCOME (EXPENSE)
    Interest income ..............................................       123         72
    Interest expense .............................................      (323)      (444)
                                                                     -------    -------
        TOTAL OTHER EXPENSE ......................................      (200)      (372)
                                                                     -------    -------
        INCOME BEFORE TAXES ......................................       325        129
INCOME TAXES .....................................................        63         71
                                                                     -------    -------
        NET INCOME ...............................................   $   262    $    58
                                                                     =======    =======

Net income per share of Common Stock .............................   $   .03    $   .01
                                                                     =======    =======

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (in thousands)     8,239      7,038


                                  Embrex, Inc.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN THOUSANDS)




                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                              1997      1996
                                                                           ---------  ---------
Operating Activities
    Net Income ..........................................................   $   262    $    58
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Depreciation and amortization ...................................       875        886
        Changes in operating assets and liabilities:
            Accounts receivable, inventories and other current assets ...      (559)      (624)
            Accounts payable and accrued expenses .......................       697       (318)
                                                                            -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...............................     1,275          2
Investing Activities
    Purchases of short-term investments .................................      (503)      (244)
    Purchases of INOVOJECT(R) systems, equipment, furniture and fixtures       (996)      (927)
    Decrease in other noncurrent assets .................................       302         20
                                                                            -------    -------
NET CASH USED IN INVESTING ACTIVITIES ...................................    (1,197)    (1,151)
Financing Activities
    Issuance of Common Stock ............................................       152        176
    Payments on long-term debt ..........................................       (29)      --
    Proceeds from capital lease obligations .............................        19      1,143
    Payments on capital lease obligations ...............................      (776)      (648)
                                                                            -------    -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES .....................      (634)       671
                                                                            -------    -------
DECREASE IN CASH AND CASH EQUIVALENTS ...................................      (556)      (478)
    Cash and cash equivalents at beginning of period ....................     9,036      5,354
                                                                            -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................   $ 8,480    $ 4,876
                                                                            =======    =======




SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY:
During 1997, $125,000 of outstanding debentures along with $18,000 of accrued interest were converted into 28,673 shares of Common Stock net of unamortized debt issuance costs totaling $1,000.

                                  EMBREX, INC.

                                   FORM 10-Q

                                 March 31, 1997




NOTES TO CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION



The accompanying unaudited financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited and Embrex Sales, Inc. (collectively referred to as the Company) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.


NOTE 2 - NET INCOME PER SHARE

Primary earnings per share are computed by dividing net income by the weighted average number of shares of Common Stock and common stock equivalents outstanding during the period. Common stock equivalents consist of stock options, warrants, and common shares purchasable under the Employee Stock Purchase Plan and are computed using the treasury stock method. The difference between primary and fully diluted net income per common share is not significant in all periods presented.

NOTE 3 - RECLASSIFICATION

Certain 1996 amounts in the accompanying financial statements have been reclassified to conform to the presentation format adopted in the fourth quarter of 1996. These reclassifications had no effect on previously reported net income, loss, or shareholders' equity.

                                  EMBREX, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996

Consolidated revenues for the first quarter totaled $5.9 million representing an increase of $1.3 million (29 percent) over the prior year first quarter. INOVOJECT(R) system revenues reached $5.7 million for the 1997 period, an increase of 31 percent compared to the 1996 period. Substantially all of the 1997 and 1996 INOVOJECT(R) system revenues were derived from INOVOJECT(R) system lease fees. The growth in INOVOJECT(R) system lease revenues was primarily due to a 15 percent increase in the number of INOVOJECT(R) systems operating under lease agreements in the United States and Canada.

Product revenues decreased from $222,000 in the 1996 period to $206,000 in the 1997 period. Sales of the Company's proprietary viral neutralizing factor product (VNF) and BURSAPLEX(TM) (previously known as "BDA-BLEN") accounted for substantially all of the Company's 1997 and 1996 product revenues. BURSAPLEX(TM) is a product which combines the Company's VNF compound with an Infectious Bursal Disease (IBD) vaccine. In addition to being approved by the United States Department of Agriculture (USDA) for post-hatch use in 1995, in January 1997, the USDA granted approval for IN OVO use of BURSAPLEX(TM). Pursuant to this approval, management intends to capitalize on the added dimension of IN OVO delivery by focusing on marketing the product to existing and potential users of the INOVOJECT(R) system in the United States.

Due principally to the 29% increase in consolidated revenues described above, cost of product sales and INOVOJECT(R)revenues decreased from 52% ($2.4 million) of total revenues ($4.6 million) during the 1996 first quarter, to 46% ($2.7 million) of total revenues ($5.9 million) in the comparable 1997 period.

Operating expenses increased from $1.7 million during the first quarter of 1996, to $2.7 million during the first quarter of 1997. This increase principally reflects an aggregate of $586,000 attributable to general corporate expense and legal fees related to patent infringement matters, $180,000 pertaining to stepped-up international activity and matters related to the Company's sales and customer service functions, and $233,000 associated with product research, development and engineering. Management remains committed to leveraging its know-how, patent position, and market presence to expand and strengthen its position as the leader in adding value to the global poultry industry.

Net interest expense totaled $200,000 for the first quarter of 1997 compared to $372,000 for the same period in 1996. The $172,000 decrease is mainly attributable to lower interest expense from reductions in lease and debt obligations, and to increases in interest earned on short-term investment balances.

Recurring INOVOJECT(R) system lease revenues and improved gross margins enabled Embrex to post a substantial improvement in its first quarter after-tax profit. The Company achieved better-than-fourfold growth in net income for the period, with first quarter results of $262,000 representing an increase of $204,000 over the comparable period in 1996. Net income per common share was $.03 for the 1997 quarter based on 8.2 million weighted average shares outstanding compared to earnings of $.01 per share based on 7.0 million weighted average shares outstanding in the comparable 1996 period. Included in the weighted average shares outstanding in the 1997 period are 181,000 common stock equivalent shares attributable to dilutive stock options and warrants to purchase common stock.

For the remainder of the year, the goals of management continue to be worldwide penetration for the INOVOJECT(R) system, further development of proprietary IN OVO vaccines, and the continuation of balancing operating and interest expenses against the goal of maintaining and increasing profitability. Moreover, the rate at which the marketplace will accept INOVOJECT(R) system technology outside the United States and Canada, the timing of approvals of third-party vaccines for IN OVO use outside the United States and Canada, and normal fluctuations in the market price of grain will impact the pace of revenue growth and the maintenance of, or increase in, profitability from the installation and operational throughputs of INOVOJECT(R) systems. Management will continue to manage its costs of revenues in an effort to maintain or improve gross margins.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At March 31, 1997, the total of the Company's cash and short-term investment balances were essentially unchanged from the $9.9 million at December 31, 1996. Working capital decreased to $7.3 million at March 31, 1997 from $7.6 million at year-end 1996, principally reflecting changes in accounts receivable, accounts payable, and accrued expenses.

Operating and investing activities were essentially equal during the first quarter of 1997, with operating activities generating a net increase in cash of $78,000.

Financing activities consumed $634,000 of cash, reflecting repayment of capital lease obligations principally incurred to finance INOVOJECT(R) systems and other equipment additions. In addition, proceeds from the exercise of options to purchase Common Stock provided $152,000.

As of March 31, 1996 the Company had outstanding purchase commitments of approximately $3.8 million related to the production of the Company's BURSAPLEX(TM) product, and for the acquisition of materials and supplies for the construction and maintenance of INOVOJECT(R) systems. Additionally, in connection with the January 1996 agreement reached with Select Laboratories (as discussed in the Company's Form 10-K for the year ended December 31, 1996), the Company has an obligation to purchase all existing inventories of raw material, BURSAPLEX(TM), and related materials from Select within thirty months following the January 20, 1997 receipt of IN OVO approval of the BURSAPLEX(TM) product being manufactured for Embrex.

Based on its current operations, management believes that its available cash and short-term investments, together with cash flow from operations and existing equipment financing lines, will be sufficient to meet its foreseeable cash requirements.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements. These statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those in the forward looking statements, including without limitation the Company's dependence on certain customers; the ability of the Company, its manufacturing and marketing partners and others to obtain regulatory approval for products to be delivered IN OVO, which are dependent on a number of factors, including the results of trials, the discretion of regulatory officials, and any potential changes in regulations; the Company's ability to generate future cash flow from operations; continued demand for the INOVOJECT(R) system; the Risk Factors described in the Company's Form 10-K for the year ended December 31, 1996 (Exhibit 99); and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including the Company's Forms 10-Q, 10-K, and 8-K.

PART II.  OTHER INFORMATION


Item 1.      Legal Proceedings.

For a description of certain patent infringement proceedings initiated by the registrant and related legal proceedings, see registrant's Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997, as amended by Form 10-K/A filed with the Securities and Exchange Commission on April 15, 1997.

Item 2.      Changes in Securities.   Not applicable.


Item 3.      Defaults Upon Senior Securities.    Not applicable.


Item 4.      Submission of Matters to a Vote of
             Security Holders.    Not applicable.


Item 5.      Other information.   Not applicable.


Item 6.      Exhibits and Reports on Form 8-K.

             (a) Exhibits

             27 - Financial Data Schedule

             (b) On January 28, 1997, the registrant filed a report on Form 8-K consisting of a press release regarding USDA approval of the registrant's IN OVO infectious bursal disease vaccine and fourth quarter 1996 earnings.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 5, 1997

                         EMBREX, INC.




                         By:/s/_____________________________________________


                         Randall L. Marcuson
                         President and Chief Executive Officer



                         By:/s/_____________________________________________

                         Don T. Seaquist
                         Vice President, Finance and Administration
                         (Principal Financial and Chief Accounting Officer)

                                  Embrex, Inc.
                               File No. 000-19495

                                    Form 10-Q
                            For the Quarterly Period
                              Ended March 31, 1997


                                  EXHIBIT INDEX



         Exhibit
           27              Financial Data Schedule