Form 10-Q
period 1997-06-30
EMBREX INC/NC
filed 1997-08-12
CIK 878725

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

                                  Yes X       No_____

The number of shares of Common Stock, $0.01 par value, outstanding as of July 31, 1997, was 8,234,660.

                                  EMBREX, INC.
                                      INDEX

Part I                                                                   Page
        Financial Information:
            Item 1:

                Balance Sheets...........................................3 of 13

                Statements of Operations.................................4 of 13

                Statements of Cash Flows.................................5 of 13

                Notes to Consolidated Financial Statements...............6 of 13

            Item 2:

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations............7 of 13

            Item 3:

                Quantitative and Qualitative Disclosures
                About Market Risk.......................................10 of 13

Part II
        Other Information:

        Item 1: Legal Proceedings.......................................10 of 13

        Item 2: Changes in Securities...................................10 of 13

        Item 3: Defaults Upon Senior Securities.........................10 of 13

        Item 4: Submission of Matters to a Vote of Security Holders     11 of 13

        Item 5: Other Information.......................................11 of 13

        Item 6: Exhibits and Reports on Form 8-k........................11 of 13

        Signatures......................................................12 of 13

        Exhibit Index...................................................13 of 13

PART I - FINANCIAL INFORMATION
        Item 1 - Financial Statements
                                                   Embrex, Inc.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)


                                                                             JUNE 30     DECEMBER 31
                                                                                1997        1996
                                                                             --------    --------
                                                                           (UNAUDITED)

ASSETS
CURRENT ASSETS
    Cash and cash equivalents .............................................. $  9,604    $  9,036
    Short-term investments .................................................        0         876
    Inventories:
        Materials and supplies .............................................    1,095       1,061
        Product ............................................................      406         573
    Accounts receivable - trade ............................................    2,549       2,313
    Other current assets ...................................................      389         124
                                                                             --------    --------
        TOTAL CURRENT ASSETS ...............................................   14,043      13,983

INOVOJECT(R)SYSTEMS UNDER CONSTRUCTION .....................................      670         530

INOVOJECT(R)SYSTEMS ........................................................   19,810      18,193
    Less accumulated depreciation ..........................................  (10,204)     (8,499)
                                                                             --------    --------
                                                                                9,606       9,694

EQUIPMENT, FURNITURE AND FIXTURES ..........................................    2,781       2,607
    Less accumulated depreciation and amortization .........................   (1,840)     (1,695)
                                                                             --------    --------
                                                                                  941         912
OTHER ASSETS:
    Goodwill, patents, and exclusive licenses of patentable technology
        (net of accumulated amortization of $64 in 1997 and $58 in 1996) ...      307         125
    Other non-current assets ...............................................       79         310
                                                                             --------    --------

TOTAL ASSETS ............................................................... $ 25,646    $ 25,554
                                                                             ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable ....................................................... $  1,582    $  1,355
    Accrued expenses .......................................................    1,463       1,087
    Current portion of capital lease obligations ...........................    3,024       3,080
    Current portion of long-term debt ......................................      426         909
                                                                             --------    --------
        TOTAL CURRENT LIABILITIES ..........................................    6,495       6,431

CAPITAL LEASE OBLIGATIONS, less current portion ............................    4,331       5,806
LONG-TERM DEBT, less current portion .......................................       12           8

SHAREHOLDER'S EQUITY Common Stock, $.01 par value:
        Authorized - 30,000,000 shares
        Issued and outstanding -
            8,220,046 and 8,043,490 shares at June 30, 1997 and
            December 31, 1996, respectively ................................       82          80
    Additional paid-in capital .............................................   54,643      53,742
    Currency translation adjustments .......................................       97         180
    Accumulated deficit ....................................................  (40,014)    (40,693)
                                                                             --------    --------
        TOTAL SHAREHOLDERS' EQUITY .........................................   14,808      13,309
                                                                             --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................. $ 25,646    $ 25,554
                                                                             ========    ========

                                                   Embrex, Inc.



CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JUNE 30                      JUNE 30
                                                                  ---------------------        ------------------

                                                                    1997           1996          1997         1996
                                                                    ----           ----          ----         ----


REVENUES
    INOVOJECT(R)SYSTEM revenue................................   $ 5,619       $  4,621       $11,287      $ 8,941
    Product sales..........................................          293            413           499          635
    Other revenue..........................................           10             34            61           87
                                                             -----------      ---------       -------    ---------
        TOTAL REVENUES.......................................      5,922          5,068        11,847        9,663
COST OF PRODUCT SALES AND INOVOJECT(R)SYSTEM REVENUES......        2,911          2,685         5,733        5,151
                                                                  -------        ------       -------      -------
        GROSS PROFIT........................................       3,011          2,383         6,114        4,512

OPERATING EXPENSES
    General and administrative..............................       1,250            902         2,614        1,680
    Sales and marketing.....................................         172             69           371          137
    Research and development...............................          981            877         1,996        1,659
                                                                --------        -------       -------      -------
        TOTAL OPERATING EXPENSES............................       2,403          1,848         4,981        3,476

OPERATING INCOME...........................................          608            535         1,133        1,036

OTHER INCOME (EXPENSE)
    Interest income........................................          122             84           245          156
    Interest expense.......................................         (282)          (399)         (605)        (843)
                                                                --------       --------     ---------     --------
        TOTAL OTHER EXPENSE................................         (160)          (315)         (360)        (687)
                                                                --------       --------    ----------     --------

INCOME BEFORE TAXES........................................          448            220           773          349
INCOME TAXES................................................         (31)           (27)          (94)         (98)
                                                               ---------    -----------      --------     --------
        NET INCOME ..........................................   $    417        $   193       $   679      $   251
                                                                ========       ========      ========     ========

Net income per share of Common Stock........................    $    .05        $   .03       $   .08      $   .03
                                                               =========      =========     =========    =========

WEIGHTED AVERAGE SHARES OF
    COMMON STOCK OUTSTANDING (in thousands)..................      8,373          7,317         8,306        7,178




                                  Embrex, Inc.



CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN THOUSANDS)




                                                                                         SIX MONTHS ENDED JUNE 30
                                                                                        1997                1996
                                                                                        ----                ----


OPERATING ACTIVITIES
    Net income ................................................................   $     679             $   251
    Adjustments to reconcile net income to net cash (used in)  provided by operating activities:
        Depreciation and amortization...........................................      1,871               1,828
        Changes in operating assets and liabilities:
            Accounts receivable, inventories and other current assets..........        (448)               (794)
            Accounts payable and accrued expenses..............................         669                (325)
                                                                                    --------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......................................      2,771                 960
                                                                                     ------            --------

INVESTING ACTIVITIES
    Purchases of short-term investments.........................................        876                 464
    Purchases of INOVOJECT(R)systems, equipment, furniture and fixtures              (1,713)             (2,313)
    Decrease in other noncurrent assets........................................          36                  97
                                                                                 -----------          ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES............................        (801)             (1,752)
                                                                                  ----------            --------

FINANCING ACTIVITIES
    Issuance of common stock...................................................         185                 259
    Additions to long-term debt...............................................            4                 476
    Payments on long-term debt ................................................         (60)                  0
    Proceeds from capital lease obligations...................................           35               1,853
    Payments on capital lease obligations.......................................     (1,566)             (1,313)
                                                                                     -------            --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES............................      (1,402)              1,275
                                                                                     -------            --------

INCREASE IN CASH AND CASH EQUIVALENTS ..........................................        568                 483
    Cash and cash equivalents at beginning of period...........................       9,036               5,354
                                                                                   ---------            -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................   $ 9,604             $ 5,837
                                                                                    ========            =======







SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY:

During 1997, $425,000 of outstanding debentures along with $66,000 of accrued interest were converted into 98,267 shares of Common Stock net of unamortized debt issuance costs totaling $1,000.

                                  EMBREX, INC.

                                    FORM 10-Q

                                  June 30, 1997



NOTES TO CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited and Embrex Sales, Inc. (collectively referred to as the Company) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.


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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.


NOTE 3 - RECLASSIFICATION

Certain 1996 amounts in the accompanying financial statements have been reclassified to conform to the presentation format adopted in the fourth quarter of 1996. These reclassifications had no effect on previously reported net income, loss, or stockholders equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996

Consolidated revenues for the second quarter of 1997 totaled $5.9 million, representing a 17% increase of $854,000 over the same period in 1996. During this time, the Company achieved a 22% increase of approximately $1 million in INOVOJECT(R) system revenue to $5.6 million from $4.6 million during the comparable period in 1996. Substantially all of the 1997 and 1996 INOVOJECT(R) system revenues were derived from INOVOJECT(R) system lease fees, with the growth in lease revenues primarily due to an 11% year-over-year increase in the number of INOVOJECT(R) systems operating under lease agreements.

Reflecting the on-going delay associated with obtaining British regulatory approval for the sale of Bursamune(TM) in the United Kingdom, revenue from product sales declined 29% to $293,000 from the $413,000 recorded a year earlier which included $262,000 attributable to sales to Fort Dodge Animal Health, a division of American Home Products. The purchase by Fort Dodge reflected the then-anticipated British regulatory approval. Overall, the Company realized improved gross profit margin performance during the second quarter, achieving a level of 51% compared to 47% in the 1996 period.

Operating expenses increased to $2.4 million for the second quarter of 1997, up $555,000 from the comparable 1996 amount. The increase principally reflects $348,000 attributable to general corporate expense associated with higher sales and legal fees related to patent infringement matters; $103,000 relating to enlarging the installed base of INOVOJECT(R) systems, as well as the cost of expanding the Company's international presence in anticipation of the approval of vaccines for IN OVO delivery; and $104,000 associated with product research, development, and engineering.

Net interest expense decreased 49% from $315,000 in the 1996 period to $160,000 in 1997 due to the combination of diminishing interest expense payments on INOVOJECT(R) system lease lines, and an increase in interest earned on short-term investments.

The stronger bottom-line performance demonstrates the benefit of the Company's focus on achieving INOVOJECT(R) system operating efficiencies and constraining selling expenses, the combination of which enabled the Company to post record second quarter net income. Net income of $417,000 for the quarter ended June 30, 1997 increased to 216% of the $193,000 profit earned during the comparable 1996 period. Earnings per share increased by 67%, to $.05 for the 1997 second quarter versus $.03 per share in the comparable 1996 period. This improvement in per-share earnings was achieved in spite of a 14% increase in the number of weighted average shares of common stock outstanding, to 8.4 million shares compared to 7.3 million at the end of the second quarter of 1996, chiefly reflecting the issuance of shares pursuant to the exercise of outstanding warrants and debentures.

Six Months Ended June 30, 1997 and 1996

Consolidated revenues for the six months ended June 30, 1997 totaled $11.8 million, up 23% from $9.7 million a year earlier. This increase is principally attributable to stronger INOVOJECT(R) system revenues which account for 95% of the $11.8 million total. Consistent with the 11% increase from June 30, 1996 in the number of INOVOJECT(R) systems installed under lease agreements, INOVOJECT(R) system revenues showed a year-over-year increase of 26%, growing $2.3 million to $11.3 million. Substantially all of the 1997 and 1996 INOVOJECT(R) system revenues were derived from INOVOJECT(R) system lease fees.

Cost of product and INOVOJECT(R) system revenues totaled $5.7 million (48% of total revenues) for the first six months of 1997 compared to $5.2 million (53% of total revenues) for the same 1996 period, resulting in first-half gross margins of 52% and 47%, respectively.

Operating expenses for the six months ended June 30, 1997 increased to $4.9 million, up $1.5 million from the comparable 1996 amount. The increase principally reflects $934,000 attributable to general corporate expense associated with higher sales and legal fees related to patent infringement matters; $234,000 relating to enlarging the installed base of INOVOJECT(R) systems, as well as the cost of expanding the Company's international presence in anticipation of the approval of vaccines for IN OVO delivery; and $337,000 associated with product research, development, and engineering.

Net interest expense decreased by $327,000 from $687,000 for the six months ended June 30, 1996 to $360,000 for the same 1997 period. This 48% improvement is the result of the combination of a $238,000 decrease in interest expense attributable to reductions in lease and debt obligations, and an $89,000 increase in interest earned on short-term investment balances.

Net income for the six months ended June 30, 1997 of $679,000 represents 270% of the $251,000 reported for the same period ended June 30, 1996. The increase of $428,000 translates into earnings during the first half of 1997 that, at $.08 per weighted average share of common stock outstanding, equals 267% of the $.03 per weighted average share reported for the six months ended June 30,1996. This improvement in first-half 1997 earnings was accompanied by a 16% increase of 1.1 million in the number of weighted average shares of common stock outstanding from 7.2 million at June 30, 1996 to 8.3 million at June 30, 1997, chiefly reflecting the issuance of shares pursuant to the exercise of outstanding warrants and debentures.

Management anticipates further revenue growth throughout the balance of 1997 relative to the levels achieved in 1996. This growth is expected to come from existing INOVOJECT(R) system operations in the United States and Canada, new INOVOJECT(R) system leases in other countries, product sales of the Company's proprietary viral neutralizing factor (VNF(R)) to vaccine manufacturers, and sales of its Bursaplex(TM) (previously known as "BDA-BLEN") product to poultry producers.

Bursaplex(TM), a product which combines the Company's VNF(R) compound with an Infectious Bursal Disease vaccine, has received approval from the United States Department of Agriculture for both post-hatch and IN OVO delivery in the United States.

Bursamune(TM), which also contains Embrex's VNF(R) compound, is produced by Cyanamid Websters, the Australian affiliate of Fort Dodge Animal Health, a division of American Home Products. Fort Dodge is the official registrant of Bursamune(TM) in Europe, the Middle East, and Africa. Bursamune(TM) is under regulatory review in certain countries in Europe and the Middle East. In June 1997, Fort Dodge indicated that its application for British regulatory approval of Bursamune(TM) had been provisionally disapproved; however, the British regulatory authority requested that further data be supplied. Both companies are cooperating with the regulatory authority to supply the requested information and it is anticipated that the review process will be completed in 1998. Bursaplex(TM), a similar product, was approved for use in the United States in 1997.

The rate at which the marketplace will accept its INOVOJECT(R) system technology outside the United States and Canada, the timing of approvals of third-party vaccines for IN OVO use outside the United States, and production levels adopted by domestic and foreign hatchery operators will impact the pace of revenue growth and the ability of the Company to sustain, or improve, profitability from the installation and operational throughputs of INOVOJECT(R) systems. Management will continue to focus on operating efficiencies and revenue growth in an effort to maintain or improve gross margins, and will continue to carefully balance selling, operating, and interest expenses against its goal of continuing and increasing profitability.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At June 30, 1997, the Company's cash, cash equivalents and short-term investment balances totaled $9.6 million, down approximately $300,000 from the $9.9 million on hand at year-end 1996. Embrex believes it will be able to continue its use of existing cash in conjunction with cash flow generated by operations to fund its capital and continued international expansion during the balance of 1997.

Operating activities generated $2.8 million in cash during the first half of 1997, reflecting increases attributable to $679,000 in net income, $1.9 million from depreciation and amortization, and $669,000 from increases in accounts payable and accrued expenses, the total of which was then offset by $448,000 related to an increase in accounts receivable. During the same period, investing activities consumed a net $801,000, principally due to the use of $1.7 million for the purchase of INOVOJECT(R) systems to accommodate domestic and international growth.

Net financing activities consumed $1.4 million during the period largely as a result of repayments on capital lease obligations. In addition, proceeds from the exercise of options to purchase common stock provided $185,000.

As of June 30, 1997 the Company had outstanding purchase commitments of approximately $3.4 million related to the production of the Company's Bursaplex(TM) product, and materials and supplies for the construction and maintenance of INOVOJECT(R) egg injection systems. Additionally, in connection with the January 1996 agreement reached with Select Laboratories (as discussed in the Company's Form 10-K for the year ended December 31, 1996), the Company is obligated to purchase all existing inventories of raw material, Bursaplex(TM), and related materials from Select within thirty months following the January 20, 1997 receipt of IN OVO approval of the Bursaplex(TM) product being manufactured for Embrex.

Based on its current operations, management believes that its available cash and short-term investments, together with cash flow from operations and existing equipment financing lines, will be sufficient to meet its foreseeable cash requirements.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements. These statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those in the forward looking statements, including without limitation the Company's dependence on certain customers; the ability of the Company, its manufacturing and marketing partners and others to obtain regulatory approval for products to be delivered IN OVO, which are dependent on a number of factors, including the results of trials, the discretion of regulatory officials, and any potential changes in regulations; the Company's ability to generate future cash flow from operations; continued demand for the INOVOJECT(R) system; the Risk Factors described in the Company's Form 10-K for the year ended December 31, 1996 (Exhibit 99); and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including the Company's reports on Forms 10-Q, 10-K, and 8-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk. Not applicable.


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

Item 2.  Changes in Securities.

On May 27, 1997, Embrex issued 34,320 shares of common stock in exchange for substantially all of the assets of Agrimatic Corporation pursuant to a claim of exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on representations made by Agrimatic in the Agreement and Plan of Reorganization dated May 27, 1997 between the Company, Agrimatic, and certain shareholders of Agrimatic.

Item 3. Defaults Upon Senior Securities.   Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders.

On May 15, 1997 the Annual Shareholders meeting was held and the following matters were submitted to the shareholders for a vote. There were 7,182,304 shares either present or evidenced by proxy and below represents a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.


ELECTION OF DIRECTORS:


                                              Votes     Votes         Votes
Director                        Votes For    Withheld   Against     Abstained        Totals

Charles E. Austin               7,039,179     143,125       n/a           n/a        7,182,304
Lester M. Crawford,
    D.V.M., Ph.D.               7,079,319     102,985       n/a           n/a        7,182,304
Stephen Hartogensis             7,044,089     138,215       n/a           n/a        7,182,304
Randall L. Marcuson             7,029,319     152,985       n/a           n/a        7,182,304
Kenneth N. May, Ph.D.           7,078,679     103,625       n/a           n/a        7,182,304
Arthur M. Pappas                7,078,219     104,085       n/a           n/a        7,182,304






RATIFICATION OF INDEPENDENT AUDITORS:

                                  Votes         Votes        Votes
Auditor              Votes For   Withheld      Against    Abstained     Totals
Ernst & Young, LLP   7,115,881      n/a        52,120       14,303    7,182,304


Item 5. Other information.  Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

             (a) Exhibits

             27 - Financial Data Schedule.

             (b) Reports on Form 8-K.  Not applicable.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 12, 1997

                                    EMBREX, INC.


                                    By:     /s/ Randall L. Marcuson

                                    Randall L. Marcuson
                                    President and Chief Executive Officer



                                    By:      /s/ Don T. Seaquist

                                    Don T. Seaquist
                                    Vice President, Finance and Administration

                                  Embrex, Inc.
                               File No. 000-19495

                                    Form 10-Q
                            For the Quarterly Period
                               Ended June 30, 1997



                                  EXHIBIT INDEX




                                                    Sequential
  Exhibit                                           Page Number

    27   Financial Data Schedule

                                   SIGNATURES




In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 12, 1997

                                    EMBREX, INC.




                                    By:

                                    Randall L. Marcuson
                                    President and Chief Executive Officer



                                    By:

                                    Don T. Seaquist
                                    Vice President, Finance and Administration