Form 10-Q
period 1997-09-30
EMBREX INC/NC
filed 1997-11-10
CIK 878725

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

                          Commission File No. 000-19495



                                  Embrex, Inc.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


        North Carolina                                 56-1469825
-------------------------------------------------------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                   Identification No.)


                      1035 Swabia Court, Durham, NC        27703
                --------------------------------------------------
               (Address of principal executive offices) (Zip Code)


         Registrant's telephone no. including area code: (919) 941-5185


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X      No
                                       ----       ----

The number of shares of Common Stock, $0.01 par value, outstanding as of October 31, 1997, was 8,235,949.

                                  EMBREX, INC.

                                      INDEX

                                                                                                      Page
                                                                                                      ----

Part I
        Financial Information:
            Item 1:  Financial Statements

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

                Statements of Cash Flows...........................................................5 of 12

                Notes to Consolidated Financial Statements.........................................6 of 12

            Item 2:

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations......................................7 of 12

            Item 3:

                Quantitative and Qualitative Disclosures
                About Market Risk.................................................................10 of 12

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

        Signatures   11 of 12

        Exhibit Index.............................................................................12 of 12




PART I - FINANCIAL INFORMATION
        Item 1 - Financial Statements
                                  Embrex, Inc.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                          SEPTEMBER 30  DECEMBER 31
                                                                              1997         1996
                                                                           ----------   ----------
                                                                          (UNAUDITED)

ASSETS
CURRENT ASSETS
    Cash and cash equivalents ..........................................   $  9,338    $  9,036
    Short-term investments .............................................          0         876
    Inventories:
        Materials and supplies .........................................        854       1,061
        Product ........................................................        493         573
    Accounts receivable - trade ........................................      2,788       2,313
    Other current assets ...............................................        515         124
                                                                            --------    --------
        TOTAL CURRENT ASSETS ...........................................     13,988      13,983

INOVOJECT(R)SYSTEMS UNDER CONSTRUCTION .................................        651         530

INOVOJECT(R)SYSTEMS ....................................................     20,514      18,193
Less accumulated depreciation ..........................................    (11,162)     (8,499)
                                                                            --------    --------
                                                                              9,352       9,694


EQUIPMENT, FURNITURE AND FIXTURES ......................................      3,000       2,607
    Less accumulated depreciation and amortization .....................     (1,933)     (1,695)
                                                                            --------    --------
                                                                              1,067         912
OTHER ASSETS:
    Goodwill, patents, and exclusive licenses of patentable technology
        (net of accumulated amortization of $70 in 1997 and $58 in 1996)        335         125
    Other non-current assets ...........................................         79         310
                                                                            --------    --------

TOTAL ASSETS ...........................................................   $ 25,472    $ 25,554
                                                                            ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable ...................................................   $  1,418    $  1,355
    Accrued expenses ...................................................      1,844       1,087
    Current portion of capital lease obligations .......................      2,692       3,080
    Current portion of long-term debt ..................................        322         909
                                                                           --------    --------
        TOTAL CURRENT LIABILITIES ......................................      6,276       6,431

CAPITAL LEASE OBLIGATIONS, less current portion ........................      3,762       5,806
LONG-TERM DEBT, less current portion ...................................         12           8

SHAREHOLDER'S EQUITY Common Stock, $.01 par value:
        Authorized - 30,000,000 shares
        Issued and outstanding -
            8,236,304 and 8,043,490 shares at September 30, 1997
            and December 31, 1996, respectively ........................         82          80
    Additional paid-in capital .........................................     54,765      53,742
Currency translation adjustments .......................................         50         180
    Accumulated deficit ................................................    (39,475)    (40,693)
                                                                           --------    --------
        TOTAL SHAREHOLDERS' EQUITY .....................................     15,422      13,309
                                                                            --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............................   $ 25,472    $ 25,554
                                                                            ========    ========

                                  Embrex, Inc.



CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30                 SEPTEMBER 30
                                                                  ------------------------------------------------

                                                                    1997           1996          1997         1996
                                                                    ----------------------------------------------


REVENUES
    INOVOJECT(R)SYSTEM revenue.............................     $ 6,252       $  5,188       $17,538     $ 14,129
    Product sales..........................................         246            408           745        1,043
    Other revenue..........................................          33             45            94          132
                                                             -----------      --------       -------     --------
        TOTAL REVENUES.....................................       6,531          5,641        18,377       15,304
COST OF PRODUCT SALES AND INOVOJECT(R)SYSTEM REVENUES......       3,194          2,943         8,927        8,093
                                                                  -------        ------        ------      -------
        GROSS PROFIT.......................................       3,337          2,698         9,450        7,211

OPERATING EXPENSES
    General and administrative.............................       1,539          1,022         4,153        2,703
    Sales and marketing....................................          87             80           458          217
    Research and development...............................         959          1,023         2,955        2,682
                                                                --------        ------       ------- ------------
        TOTAL OPERATING EXPENSES...........................       2,585          2,125         7,566        5,602

OPERATING INCOME...........................................         752             573        1,884        1,609

OTHER INCOME (EXPENSE)
    Interest income........................................         118              94          363          250
    Interest expense.......................................        (260)          (398)         (865)      (1,241)
                                                                --------       --------     ---------   ----------
        TOTAL OTHER EXPENSE................................        (142)          (304)         (502)        (991)
                                                                --------       --------    ----------     --------

INCOME BEFORE TAXES........................................         610            269         1,382          618
INCOME TAXES    ...........................................          70             66           164          164
                                                               ---------      ---------    ----------    --------
        NET INCOME ..........................................   $   540        $   203       $ 1,218      $   454
                                                                ========       ==================================

Net income per share of Common Stock........................   $    .06       $    .03      $     .15    $    .06
                                                               =========      =========     =====================

WEIGHTED AVERAGE SHARES OF
    COMMON STOCK OUTSTANDING (in thousands)..................      8,369         7,442          8,327       7,266



                                  Embrex, Inc.



CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN THOUSANDS)



                                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                                             1997         1996
                                                                           ----------    --------


OPERATING ACTIVITIES
    Net income ...........................................................   $ 1,218    $   454
    Adjustments to reconcile net income to net cash (used in)  provided by operating activities:
        Depreciation and amortization ....................................     2,935      2,841
        Changes in operating assets and liabilities:
            Accounts receivable, inventories and other current assets ....      (714)      (760)
            Accounts payable and accrued expenses ........................       886        150
                                                                             -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES ................................     4,325      2,685

INVESTING ACTIVITIES
    Purchases of short-term investments ..................................       876         97
    Purchases of INOVOJECT(R)systems, equipment, furniture and fixtures ..    (2,615)    (3,692)
    Decrease in other noncurrent assets ..................................         1         95
                                                                             -------    -------
NET CASH USED IN INVESTING ACTIVITIES ....................................    (1,738)    (3,500)

FINANCING ACTIVITIES
    Issuance of common stock .............................................       307        260
    Proceeds from long-term debt .........................................      (160)         8
    Proceeds from short-term debt ........................................         0        468
    Payments on short-term debt ..........................................         0        (30)
    Proceeds from capital lease obligations ..............................       128      2,141
Payments on capital lease obligations ....................................    (2,560)    (2,020)
                                                                             -------    -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ......................    (2,285)       827
                                                                             -------    -------

INCREASE IN CASH AND CASH EQUIVALENTS ....................................       302         12
    Cash and cash equivalents at beginning of period .....................     9,036      5,354
                                                                             -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................   $ 9,338    $ 5,366
                                                                             =======    =======






SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY:

During 1997, $425,000 of outstanding debentures along with $66,000 of accrued interest were converted into 98,267 shares of Common Stock net of unamortized debt issuance costs totaling $1,000. In addition, 419 shares of Embrex Common Stock were issued pursuant to the non-cash exercise of warrants related to the initial sale of such debentures.

                                  EMBREX, INC.

                                    FORM 10-Q

                               September 30, 1997



NOTES TO CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION


The accompanying unaudited financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited and Embrex Sales, Inc. (collectively referred to as the "Company") and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.


NOTE 2 - NET INCOME PER SHARE


Net income or earnings per share (primary earnings per share) are computed by dividing net income by the weighted average number of shares of Common Stock and common stock equivalents outstanding during the period. Common stock equivalents consist of stock options, warrants, and common shares purchasable under the Employee Stock Purchase Plan and are computed using the treasury stock method.

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


NOTE 3 - RECLASSIFICATION

Certain 1996 amounts in the accompanying financial statements have been reclassified to conform to the presentation format adopted in the fourth quarter of 1996. These reclassifications had no effect on previously reported net income, loss, or shareholders equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996

Consolidated revenues for the third quarter of 1997 totaled $6.5 million, representing a 16.0% increase of $890,000 over the same period in 1996. During this time, the Company achieved a 20.5% increase of approximately $1.1 million in INOVOJECT(R) system revenue to $6.3 million from $5.2 million during the comparable period in 1996. Substantially all of the 1997 and 1996 INOVOJECT(R) system revenues were derived from INOVOJECT(R) system lease fees, with the growth in lease revenues primarily due to a 9.5% year-over-year increase in the number of INOVOJECT(R) systems operating under lease agreements. In addition, third-quarter 1997 revenues included amounts attributable to the sale of INOVOJECT(R) systems and parts to a foreign distributor.

The previously announced delay associated with obtaining British regulatory approval for the sale of Bursamune(TM) in the United Kingdom has reduced the Company's ability to generate revenue from product sales. Product sales declined 39.7% to $246,000 from the $408,000 recorded a year earlier, which included sales in the 1996 period of the Company's proprietary viral neutralizing factor (VNF(R)) product, which is a key component of Bursamune(TM), to Fort Dodge Animal Health, a division of American Home Products. The purchase by Fort Dodge reflected the then-anticipated British regulatory approval. Overall, the Company's gross profit margin performance of 51% during the third quarter exceeded the 48% level achieved during the comparable 1996 period.

Operating expenses increased to $2.6 million for the third quarter of 1997, up $460,000 from the comparable 1996 amount. The increase, which principally reflects stepped-up activity attributable to general corporate expense associated with higher sales and legal fees pertaining to patent infringement matters, was partially offset by a $64,000 reduction in product research, development, and manufacturing services expenditures.

Net other expense decreased 53.3% from $304,000 in the 1996 period to $142,000 in 1997 due to the combination of diminishing interest expense payments on INOVOJECT(R) system lease lines, and an increase in interest earned on invested cash.

The stronger bottom-line performance demonstrates the benefit of the Company's focus on achieving INOVOJECT(R) system operating efficiencies and constraining selling expenses, the combination of which enabled the Company to post record third quarter net income. Net income of $540,000 for the quarter ended September 30, 1997 increased to 266% of the $203,000 profit earned during the comparable 1996 period. Earnings per share doubled, to $.06 for the 1997 third quarter versus $.03 per share in the comparable 1996 period. This improvement in per-share earnings was achieved in spite of a 12.5% increase in the number of weighted average shares of common stock outstanding to 8.369 million shares compared to 7.442 million at the end of the third quarter of 1996, chiefly reflecting the issuance of shares pursuant to the exercise of outstanding warrants and convertible debentures.

Nine Months Ended September 30, 1997 and 1996

Consolidated revenues for the nine months ended September 30, 1997 totaled $18.4 million, up 20% from $15.3 million a year earlier. This increase is principally attributable to stronger INOVOJECT(R) system revenues which account for 95.4% of the $18.4 million total. Consistent with the 9.5% increase from September 30, 1996 in the number of INOVOJECT(R) systems installed under lease agreements, INOVOJECT(R) system revenues showed a year-over-year increase of 24.1%, growing $3.4 million to $17.5 million. Substantially all of the 1997 and 1996 INOVOJECT(R) system revenues were derived from INOVOJECT(R) system lease fees.

Cost of product and INOVOJECT(R) system revenues totaled $8.9 million (48.6% of total revenues) for the first nine months of 1997 compared to $8.1 million (52.9% of total revenues) for the same 1996 period, resulting in nine-month gross margins of 51.4% and 47.1%, respectively.

Operating expenses for the nine months ended September 30, 1997 increased to $7.6 million, up $2.0 million from the comparable 1996 amount. The increase principally reflects $1.5 million attributable to general corporate expense related to higher sales and legal fees associated with patent infringement matters; $241,000 relating to enlarging the installed base of INOVOJECT(R) systems, as well as the cost of expanding the Company's Asian presence in anticipation of the approval of vaccines for IN OVO delivery; and $273,000 associated with product research, development, and manufacturing activities.

Net other expense decreased by $489,000 from $991,000 for the nine months ended September 30, 1996 to $502,000 for the same 1997 period. This 49.3% improvement is the result of the combination of a $376,000 decrease in interest expense attributable to reductions in lease and debt obligations, and a $113,000 increase in interest earned on invested cash.

Net income for the nine months ended September 30, 1997 of $1,218,000 represents 268% of the $454,000 reported for the same period ended September 30, 1996. The increase of $764,000 translates into earnings during the first nine months of 1997 that, at $.15 per weighted average share of common stock outstanding, equals 250% of the $.06 per weighted average share reported for the nine months ended September 30,1996. This improvement in nine-month 1997 earnings was accompanied by a 14.6% increase of 1.1 million in the number of weighted average shares of common stock outstanding from 7.266 million at September 30, 1996 to
8.327 million at September 30, 1997, chiefly reflecting the issuance of shares pursuant to the exercise of outstanding warrants and convertible debentures.

Management anticipates further revenue growth throughout the balance of 1997 relative to the levels achieved in 1996, although generally the year-over-year rate of growth has slowed as compared with 1995 periods. Due to the Company's substantial penetration of markets in the United States and Canada for its INOVOJECT(R) system, revenue growth is expected to come primarily from new INOVOJECT(R) system leases in other countries, product sales of VNF(R) to vaccine manufacturers, and sales of its Bursaplex(TM) (previously known as "BDA-BLEN") product to poultry producers.

The rate at which the marketplace will accept its INOVOJECT(R) system technology outside the United States and Canada, the timing of approvals outside the United States and Canada of third-party vaccines for IN OVO use, and levels of INOVOJECT(R) system utilization by domestic and foreign hatchery operators will impact the pace of revenue growth and the ability of the Company to sustain, or improve, profitability from the installation and operational throughputs of

INOVOJECT(R) systems. Management will continue to focus on operating efficiencies and revenue growth in an effort to maintain or improve gross margins, and will continue to carefully balance selling, operating, and interest expenses against its goal of continuing and increasing profitability.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At September 30, 1997, the Company's cash, cash equivalents and short-term investment balances totaled $9.3 million, down approximately $574,000 from the $9.9 million on hand at year-end 1996. Embrex believes it will be able to continue its use of existing cash in conjunction with cash flow generated by operations to fund its capital needs and continued international expansion during the balance of 1997.

Operating activities generated $4.3 million in cash during the first nine months of 1997, reflecting increases attributable to $1,218,000 in net income, $2.9 million from depreciation and amortization, and $886,000 from increases in accounts payable and accrued expenses, the total of which was then offset by $714,000 chiefly attributable to increases in accounts receivable and other current assets. During the same period, investing activities consumed a net $1.7 million principally due to the use of $2.6 million for the purchase of INOVOJECT(R) systems to accommodate domestic and international growth.

Net financing activities consumed $2.3 million during the period largely as a result of repayments on capital lease obligations. In addition, proceeds from the exercise of options to purchase common stock provided $307,000.

As of September 30, 1997 the Company had outstanding purchase commitments of approximately $2.7 million related to the production of the Company's Bursaplex(TM) product, and materials and supplies for the construction and maintenance of INOVOJECT(R) egg injection systems. Additionally, in connection with the January 1996 agreement reached with Select Laboratories (as discussed in the Company's Form 10-K for the year ended December 31, 1996), the Company is obligated to purchase all existing inventories of raw material, Bursaplex(TM), and related materials from Select within thirty months following the January 20, 1997 receipt of IN OVO approval of the Bursaplex(TM) product being manufactured for Embrex.

Based on its current operations, management believes that its available cash and short-term investments, together with cash flow from operations and existing equipment financing lines, will be sufficient to meet its foreseeable cash requirements.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements. These statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those in the forward looking statements, including without limitation the Company's dependence on certain customers; the ability of the Company, its manufacturing and marketing partners and others to obtain regulatory approval for products to be delivered IN OVO, which are dependent on a number of factors, including the results of trials, the discretion of regulatory officials, and any potential changes in regulations; the Company's ability to generate future cash flow from operations; continued demand for the INOVOJECT(R) system; the successful outcome of patent litigation; the Risk Factors described in the Company's Form 10-K for the year ended December 31, 1996 (Exhibit 99); and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including the Company's reports on Forms 10-Q, 10-K, and 8-K.

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

Item 2.  Changes in Securities.

During 1997, $425,000 of outstanding debentures along with $66,000 of accrued interest were converted into 98,267 shares of Common Stock net of unamortized debt issuance costs totaling $1,000 pursuant to a claim of exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. In addition, 419 shares of Embrex Common Stock were issued pursuant to the non-cash exercise of outstanding warrants (which were originally issued to the placement agent for such debentures), pursuant to a claim of exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on the private nature of the transaction, not involving a public offering, with a limited number of individuals.

Item 3.  Defaults Upon Senior Securities.   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.   Not applicable.

Item 5.  Other information.

As previously announced, Embrex has completed an amendment to its contract with Tyson Foods, Incorporated to extend its relationship through December 31, 2004. The amendment also provides for termination only upon twelve months notice by either party (as provided in the existing contract), and a right of first refusal for Embrex to meet any offer being considered by Tyson for any method of chick vaccination.

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


Date:  November 10, 1997

                                  EMBREX, INC.


                                     By:     /s/ Randall L. Marcuson
                                         -------------------------------
                                     Randall L. Marcuson
                                     President and Chief Executive Officer


                                     By:      /s/ Don T. Seaquist
                                         --------------------------------
                                     Don T. Seaquist
                                     Vice President, Finance and Administration

                                  Embrex, Inc.
                               File No. 000-19495

                                    Form 10-Q
                            For the Quarterly Period
                            Ended September 30, 1997



                                  EXHIBIT INDEX




                                                       Sequential
  Exhibit                                             Page Number

    27         Financial Data Schedule