Form 10-K
period 1997-12-31
EMBREX INC/NC
filed 1998-03-30
CIK 878725

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

  For the fiscal year ended December 31, 1997 Commission file number 000-19495

                                   ----------

                                  Embrex, Inc.
             (Exact name of registrant as specified in its charter)

         North Carolina                                         56-1469825
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

1035 Swabia Court, Durham, North Carolina                         27703
 (Address of principal executive offices)                       (Zip Code)

                                 (919) 941-5185
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
      Common Stock, $.01 Par Value Per Share (and Rights Attached Thereto)
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of February 27, 1998, the aggregate market value of the voting stock held by non-affiliates was $43.9 million based on a price per common share of $5.50 at the close of business on that date.

As of February 27, 1998, there were 8,224,046 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Document                                                 Where Incorporated

     Proxy  Statement  with  respect to the Annual            Part III
     Meeting of Shareholders to be held on May 21, 1998, to be filed with the Securities and Exchange Commission

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I

   ITEM 1.   BUSINESS.......................................................

   ITEM 2.   PROPERTIES.....................................................

   ITEM 3.   LEGAL PROCEEDINGS..............................................

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............

PART II

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS............................................

   ITEM 6.   SELECTED FINANCIAL DATA........................................

   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS............................

   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................

   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE............................

PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............

   ITEM 11. EXECUTIVE COMPENSATION..........................................

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT......................................................

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................

PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K.....................................................

SIGNATURES..................................................................

                                     PART I

ITEM 1. BUSINESS

GENERAL

Embrex, Inc. ("Embrex" or the "Company") develops and markets biological delivery technology and biological products to increase the productivity and profitability of the global poultry industry. The Company was incorporated in 1985 in North Carolina.

Embrex has developed and commercialized the INOVOJECT(R) system, a proprietary, automated in-the-egg injection system which can inoculate 20,000 to 50,000 eggs per hour and eliminates the need for manual, post-hatch injection of certain vaccines. The INOVOJECT(R) system is designed to inject vaccines and other compounds in precisely calibrated volumes into targeted compartments within the egg. Embrex markets the INOVOJECT(R) system to commercial poultry producers, charging a fee for each egg injected.

In addition to the INOVOJECT(R) system, Embrex has developed and is marketing its Viral Neutralizing Factor ("VNF(R)") antibody, useful in the development of certain avian vaccines. The Company also has developed and is marketing
Bursaplex(TM), a VNF(R)-based vaccine for protection against avian Infectious Bursal Disease ("IBD"). Embrex also is developing various other proprietary pharmaceutical and biological products to improve bird health, reduce bird production costs and provide other economic benefits to the poultry industry. These compounds include vaccines, immune enhancers, performance modifiers and genetic materials designed to increase poultry productivity and health while reducing costs. These products are in various stages of development, and some are being developed in collaboration with major drug companies, the United States Department of Agriculture (the "USDA"), and several leading universities in the field of avian science. These compounds are being designed to be delivered through the INOVOJECT(R) system, and some may also be administered via post-hatch injection.

EXISTING PRODUCTS

Patented Egg Injection System (INOVOJECT(R))

Embrex has developed and commercialized a proprietary, automated in-the-egg injection system which can inoculate 20,000 to 50,000 eggs per hour and eliminates the need for manual, post-hatch injection of certain vaccines. This proprietary system, called INOVOJECT(R), is designed to inject vaccines and other compounds in precisely calibrated volumes into targeted compartments within the egg. Embrex markets the INOVOJECT(R) system to commercial poultry producers, charging a fee for each egg injected.

In 1997, the Company converted a number of hatcheries to the INOVOJECT(R) system and continued operations of INOVOJECT(R) systems in hatcheries converted prior to 1997. As a result, at December 31, 1997, Embrex had over 300 INOVOJECT(R) systems installed in the United States ("U.S.") and Canada, as compared with over 250 at year end 1996. The Company estimates that its INOVOJECT(R) system inoculates in excess of 80% of all eggs produced for the North America broiler poultry market and, therefore, expects only modest INOVOJECT(R) system revenue growth in this market.

During 1997, the Company also placed a number of INOVOJECT(R) systems for trial and on contract at locations outside the U.S. and Canada. The Company's expansion outside the U.S. and Canada has been focused initially on Europe, the Middle East, Africa and, during the second half of 1997, on Asia. At year end, the Company had INOVOJECT(R) systems either installed or on trial in the United Kingdom, Ireland, France, Spain, the Netherlands, Belgium, Italy, the Czech Republic, Israel, Egypt, South Africa, Turkey, Australia, South Korea and Thailand. Overall, the placement of INOVOJECT(R) systems outside the U.S. and Canada is dependent on market acceptance of various in ovo ("in the egg") vaccines and obtaining regulatory approval of these vaccines in numerous countries.

Certain poultry diseases are more prevalent in some geographic regions than in others. For example, Marek's disease, for which the INOVOJECT(R) system is used in the U.S., is not as widespread in Europe as in North America. Similarly, Infectious Bursal Disease or IBD (also known as Gumboro disease) is prevalent both in the United States and in Northern

Europe and Asia. The Company expects that primary usage of its INOVOJECT(R) systems will vary by geographic region according to the prevailing diseases and regulatory approval of vaccines for in ovo delivery.

Viral Neutralizing Factor (VNF(R))

Embrex has developed and commercialized a Viral Neutralizing Factor technology which permits single-dose immunization of the avian embryo effective for the life of the bird. By combining VNF(R), an antibody, with a vaccine virus, immunization is provided in a single step, reducing or eliminating many of the multiple vaccinations carried out in the industry. VNF(R) can neutralize a virulent vaccine virus without impairing the virus' ability to stimulate an immune response. By using VNF(R) in this manner, the virulent vaccine virus can be made into a safe and effective vaccine which can be used in ovo or after hatching.

The VNF(R) technology is the subject of two issued U.S. patents, a pending U.S. patent application, and several foreign patents and foreign patent applications. The U.S. patents are owned by the University of Arkansas and exclusively licensed to Embrex on a royalty basis for the life of the patents. Embrex also is researching application of VNF(R) for other avian disease vaccines, including Newcastle's disease and infectious bronchitis, although there is no assurance such research will result in product opportunities.

To date, the Company's research efforts with its VNF(R) compound have been focused on avian uses. Based on initial experimental data, the Company now believes that the potential exists for VNF(R) to be used in several non-avian species. The Company is in the early stages of exploring collaborative relationships with other companies for the development and licensing of VNF(R) for non-avian uses. Embrex has not initiated any regulatory approval processes with respect to non-avian uses of VNF(R), nor is there any assurance that its efforts in this area will result in products or collaborative agreements. During 1997, the Company obtained a patent for the use of VNF(R) vaccines in all non-primate mammals.

Infectious Bursal Disease (IBD) Vaccines

VNF(R) is especially useful in vaccines against avian IBD, which weakens a bird's immune system. Birds infected by IBD typically exhibit poor growth or can succumb to other diseases because of a compromised immune system. This disease is widespread in the U.S., Northern Europe and Asia. To date, IBD has been treated post-hatch via manually delivered vaccines or in drinking water. Existing vaccines are associated, however, with certain limitations, and some cannot be used safely or effectively in ovo. The Company estimates the worldwide market for IBD vaccines to be approximately $60 million annually.

In January 1995, USDA approval was obtained for post-hatch administration of Bursaplex(TM), the Company's VNF(R)-based vaccine for IBD in broiler chickens. USDA approval was obtained in January 1997 for in ovo use of Bursaplex(TM), specifically for administration via Embrex's INOVOJECT(R) egg injection systems. During 1997, the Company conducted clinical trials of Bursaplex(TM) involving more than 43.5 million birds, which Embrex believes demonstrated clear economic benefits of this IBD vaccine.

In August 1995, the Company entered into an agreement with Cyanamid Websters ("Websters"), a unit of Ft. Dodge Animal Health, which is a division of American Home Products Corp., for the joint development of another IBD vaccine containing VNF(R), which will be marketed by Websters in Europe, the Middle East, and Africa under Websters' trade name "Bursamune(TM)" upon receipt of regulatory approvals. In June 1997, the Company announced that Ft. Dodge Animal Health indicated that its application for U.K. in ovo regulatory approval of Bursamune(TM) had been provisionally refused. Both the Company and Ft. Dodge had anticipated approval by the middle of 1997, however, Ft. Dodge indicated that the U.K. regulatory authority requested that further data be supplied. The Company is working with Ft. Dodge and Websters, which are responsible for obtaining the necessary approvals for Bursamune(TM) in both the U.K. and other European Community markets, to respond to the U.K. regulatory authority requests for data with respect to Bursamune(TM). The Company anticipates that regulatory approval in the U.K., as well as some other European Community markets, will occur during summer of 1998.

Embrex intends to seek regulatory approval in selected Latin American and Asian markets for in ovo and post-hatch use of Bursaplex(TM). Although Embrex is beginning to initiate this process, there is no assurance that any such regulatory approvals will be obtained. Moreover, the placement of INOVOJECT(R) systems outside the U.S. and Canada is dependent on regulatory approval and market acceptance of various in ovo vaccines. To date, regulatory approval for Bursaplex(TM) has been received in Peru, Ecuador, Pakistan and, on a provisional basis, in South Korea.

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

In Ovo Products for Control of Coccidiosis

In 1995, the Company began an initiative aimed at development of a novel in ovo biological control method for coccidiosis. Coccidiosis is caused by a protozoan parasite which attacks the gut of the chicken, causing significant problems with the intake and digestion of feed and, therefore, the physical and economic performance of the bird. Currently, virtually all broiler chickens, and most poultry in general, receive anti-coccidiosis compounds called coccidiostats incorporated into poultry feed. Over the years, coccidia have developed levels of resistance to these coccidiostats and thus effectiveness has been somewhat reduced. A limited number of live vaccines have also been developed and are administered orally soon after hatch. However, due to difficulties in providing a precise oral dose to each bird, growth depression can occur in broiler flocks. Therefore, such live vaccines are used primarily in parent stock. Using its INOVOJECT(R) technology and its knowledge of avian embryology, the Company has begun this initiative to develop a novel, efficacious and cost-effective means of preventing coccidiosis in broiler chickens, aimed at overcoming many of the problems associated with current practices. In 1997, the Company established the feasibility of an in ovo biological control method for coccidiosis. Further development of this project will involve extensive clinical trials. Embrex intends to pursue this research with collaborative partners. There can be no assurances that any of these development efforts will be successful. Embrex has not initiated the regulatory approval process with respect to these development efforts, and does not expect for any coccidiosis product developed by the Company to reach the market in the near future.

Other Products Under Development

During 1997, Embrex continued the evaluation process for several compounds which the Company believes may have the potential to yield improvements in the areas of feed conversion, muscle mass and leanness within broiler chickens. These compounds need to be administered in the first several days of embryonic development in order to have the desired effect. While the Company plans to continue its research efforts in this area in 1998, there is no assurance that these efforts will yield product opportunities.

Embrex also is researching technology alternatives to enhance or automate sexing and gender sorting practices for poultry. Early gender sorting improves processing plant efficiencies by enabling gender-specific feed rations and improved feed conversion. There is no assurance, however, that such research will result in product opportunities.

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

PATENTS AND PROPRIETARY RIGHTS

Embrex controls (either through direct ownership or exclusive license) 21 issued U.S. patents, 10 pending U.S. patent applications, and over 34 issued foreign patents and 42 pending foreign patent applications. In addition, Embrex has executed confidentiality agreements with its employees, collaborators, subcontractors and directors.

The INOVOJECT(R) system utilizes a process of injecting viral, bacterial or fungal vaccines into avian eggs that was patented in the U.S. by the USDA in 1984. Embrex holds the exclusive license to this patent through its expiration in

2002. Embrex has supplemented the USDA patent with five additional issued U.S. patents (and multiple foreign patents and patent applications) covering specific design features of the INOVOJECT(R) system. See Item 3, "Legal Proceedings," below.

Embrex also owns or licenses method-of-use patents for the in ovo administration of VNF(R) vaccines and other compounds to elicit various beneficial responses in poultry. Two U.S. patents for methods of treating IBD virus infections using VNF(R) vaccines, including by in ovo administration, were issued to Embrex in March 1995. A U.S. patent application claiming the use of VNF(R) vaccines in all non-primate animals was allowed in 1997. These patents and additional patent applications encompass the use of the compounds regardless of the source of the compound.

Embrex additionally owns or licenses composition-of-matter patents for VNF(R) vaccines against IBD virus disease. A U.S. patent application with composition-of-matter claims to VNF(R) vaccines for combating viral diseases in non-primate animals was allowed in1997. These patent claims cover the vaccine preparation, regardless of the manner in which the preparation is used.

In 1997, two additional U.S. patent applications were filed covering various aspects of in ovo technology.

Embrex continues its efforts to patent methods of delivering compounds in ovo, including early intervention methods and devices. In 1997, two U.S. patents with claims to methods of delivering compounds to avian embryos in ovo were allowed or issued.

Additionally,   Embrex  has  federally  registered  the  trademarks   EMBREX(R),
INOVOJECT(R), and VNF(R), and has applied for federal registration of the trademarks Bursaplex(TM) and Fortimune(TM).

COMPETITION

The primary competition for the INOVOJECT(R) system is the manual, post-hatch administration of biological products. As most of Embrex's products and potential products are being designed to be administered through the INOVOJECT(R) system, the INOVOJECT(R) system must continue to be accepted within the poultry industry and operate as intended under long-term commercial conditions in order for these potential products to be marketed successfully.

The Company holds the exclusive license to the U.S. patent for injecting vaccines into an avian embryo. Embrex has supplemented this patent with five additional U.S. patents covering specific design features of the INOVOJECT(R) system. In addition, Embrex relies on numerous foreign patents to protect its intellectual properties and to afford a competitive advantage. See "Patents and Proprietary Rights," above. There can be no assurance, however, that a competitive delivery method, either within or outside the United States, will not be developed and gain commercial acceptance. Embrex continues to monitor for the presence of any competitive in ovo administration systems worldwide. See
Item 3, "Legal Proceedings," below.

Competitive success for Embrex will be based primarily on commercial acceptance of its products, achieving and retaining scientific expertise and technological superiority, identifying and pursuing scientifically feasible and commercially viable opportunities, obtaining proprietary protection for its research achievements, obtaining adequate funding and timely regulatory approvals, and attracting corporate sponsors or partners in developing, testing, producing, and marketing products, none of which can be assured. In addition, a primary competitive factor affecting Embrex is its ability to conduct research and development. Embrex's ability to compete also is dependent on its ability to attract and retain key personnel. Maintaining financial and human resources, therefore, are important factors for success.

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

VNF(R) (Viral Neutralizing Factor)

In 1993, Embrex signed multi-year agreements with SPAFAS, Inc., a subsidiary of Charles River Laboratories, Inc., under which SPAFAS will supply the active ingredient in VNF(R). In connection with this agreement, Embrex maintains appropriate inventory levels and places orders with SPAFAS to allow Embrex to satisfy anticipated customer demand for VNF(R). The regulatory approval granted by the USDA for Bursaplex(TM) in January 1997 specifically covers the vaccine produced with SPAFAS-manufactured VNF(R).

The Company has granted Select Laboratories, Inc. ("Select"), a wholly-owned subsidiary of Rhone Merieux SA, exclusive rights to manufacture Infectious Bursal Disease vaccines containing Embrex's VNF(R) product, known as Bursaplex(TM), for Embrex to market in North America, Latin America and Asia. Embrex has also granted Websters (a unit of American Home Products Corp.)
exclusive rights to manufacture IBD vaccines containing the Company's VNF(R) product, known as Bursamune(TM), to be marketed in Europe, the Middle East and Africa. The manufacture of the IBD vaccines being produced by Select and
Websters, and the Company's VNF(R) product, generally must be performed in licensed facilities or under approved regulatory methods. Although there are other manufacturers who are capable of manufacturing IBD products and producing products such as VNF(R), a change of supplier for the Company could adversely affect Embrex's future operating results due to the time it would take a new supplier to obtain regulatory approval of its production process or manufacturing facilities.

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

In order to encourage proper use of the INOVOJECT(R) system technology within an appropriate production environment, Embrex leases and licenses INOVOJECT(R) systems to hatcheries. The agreements cover the use of the mechanical equipment and ongoing field service, maintenance and technical support. The agreements also include a license with royalty fees for use of Embrex's proprietary injection process. Products which are delivered in ovo are sold separately.

The Company also is initiating arrangements for international distribution of IBD vaccines, subject in each case to the availability of required regulatory approvals. In 1996, the Company entered into agreements with other parties to distribute Bursaplex(TM) in Israel, Chile, Ecuador, Peru and Pakistan. The agreement for Israel also entitles the distributor to manufacture a VNF(R)-based IBD vaccine. Subject to these agreements, the Company also will conduct international marketing directly.

Other significant poultry markets exist in Asia and Latin America. Embrex has held a number of discussions regarding marketing and distribution in each of these markets. In 1997, the Company entered into agreements with other parties to distribute Bursaplex(TM) in South Korea, Malaysia, Taiwan, Japan and Vietnam, subject to regulatory approvals. Embrex also hired management for selected Asian and Latin American markets and installed INOVOJECT(R) systems on a commercial or trial basis in certain Asian markets.

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

The Company's revenues attributable to international operations in 1997, 1996 and 1995 were 9%, 10% and 6% of the Company's consolidated revenues, respectively. The company's identifiable assets attributable to international operations in 1997, 1996 and 1995 were 16%, 13% and 5% of the Company's consolidated assets, respectively.

RESEARCH AND DEVELOPMENT

In February 1998, Embrex opened a 12,800 square foot research and testing facility near the Company's headquarters. This new facility is expected to increase the Company's clinical trial capabilities and reduce reliance on contract research. Research and development expense was $3.4 million in 1995, $3.7 million in 1996 and $3.8 million in 1997. The increase in research and development expense from 1995 to 1997 largely reflects increases in outside contract research, supplies consumption, and INOVOJECT(R) design and development activity. Research and development is principally Company sponsored and funded primarily from internal sources.

GOVERNMENTAL REGULATION

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the production and marketing of Embrex's products and in its on-going research and development activities. Although the use of the INOVOJECT(R) system is not subject to regulatory approval in the U.S., animal health products being developed by Embrex must receive approval for marketing from either the USDA or the Food and Drug Administration (the "FDA") and from similar agencies in foreign countries where the Company has begun or contemplates doing business. These countries may also require approval of the INOVOJECT(R) system. Regulatory agencies require that products be tested in animals and demonstrate appropriate levels of safety and efficacy. Generally, with respect to animal health products, the USDA has regulatory authority over products which are biological in origin or which stimulate or affect an animal's immune system, and the FDA has authority over all other products. The time and cost of USDA approvals are generally less than those for FDA approvals. FDA approval generally requires more extensive animal and toxicology testing than USDA approvals and may take five or more years to obtain, whereas USDA approvals generally require one to three years to obtain. Embrex's VNF(R) technology received USDA approval in January 1995 for IBD applications post hatch, and for in ovo use in January 1997. Of Embrex's products currently under development, only the growth enhancing compounds and certain gene therapy products (depending on the nature of the genetic material and the response induced) are known to require FDA approval. Embrex believes all of its other products under development will be subject only to USDA approval. Embrex's existing products have received all necessary governmental approvals in the U.S. The Company's products also are subject to regulatory approval in other countries.

Management believes that compliance with environmental regulations currently has no material adverse effect on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

At December 31, 1997, Embrex employed 121 persons, 115 of whom were full-time employees, an increase of 14 persons from the 101 full-time employees at December 31, 1996.

SIGNIFICANT CUSTOMERS

Tyson Foods, Inc., including Hudson Foods which was acquired by Tyson in January 1998 ("Tyson"), accounted for approximately 28% of Embrex's consolidated 1997 revenues. Based on millions of pounds of ready-to-cook poultry meat produced in 1997, Tyson accounted for approximately 26% of the broilers grown in the U.S. During 1997, Tyson extended its contract with Embrex through 2004. There are no customers besides Tyson that represent 10 percent or greater of total revenues. However, Perdue Farms and ConAgra Poultry accounted for approximately 8% and 7%, respectively, of consolidated 1997 revenues.

ITEM 2. PROPERTIES

Embrex leases its corporate headquarters and research and development facilities, which occupy approximately 23,000 square feet and are located adjacent to Research Triangle Park, North Carolina. Two-thirds of the space is devoted to research and development. The lease is for a 15-year term expiring March 31, 2002. Embrex paid an annual rent of approximately $215,000 during 1997. Annual rent increases thereafter amount to approximately 3%. In addition to research and development activities conducted at its corporate headquarters, Embrex opened a new 12,800 square foot research and testing facility near its headquarters in February 1998. The lease is for a 10-year term expiring November 14, 2007, with a 5-year renewal option. The annual rent is approximately $135,000, with annual increases of approximately 3% through the first 10 years and approximately 4% during the 5-year renewal term.

Embrex leases approximately 3,000 square feet of warehouse space in Springdale, Arkansas, on a year-to-year basis, which is used to support the Embrex customer service function in the region. The Company also leases offices of 1,250 square feet and warehouse space of 850 square feet in Great Dunmow, Essex, England. Embrex is in the process of negotiating a new 2,500 square foot warehouse facility near its offices in England that will replace the 850 square foot facility. The warehouse will provide additional operating space and a close proximity to the headquarters office. The incremental rent for the replacement warehouse is not expected to exceed $13,000 annually. Embrex also has access to facilities at certain universities. The use of these facilities is important to Embrex's ongoing research and development efforts. Embrex has had agreements with North Carolina State University ("NCSU") providing access to facilities used for incubating eggs and growing live birds and for research and testing purposes. Reliance on the NCSU facilities is expected to decline as a result of Embrex's new research and testing facility. Embrex believes that suitable alternative facilities exist if the above agreements are not renewed.

ITEM 3. LEGAL PROCEEDINGS

In September 1996, Embrex filed a patent infringement suit in the United States District Court for the Eastern District of North Carolina against Service Engineering Corporation, a Maryland corporation, and Edward G. Bounds, Jr., a Maryland resident and officer of Service Engineering Corporation. The suit alleged that each of the defendants' development of an in ovo injection device, designed to compete with Embrex's patented INOVOJECT(R) injection method, infringes at least one claim of the U.S. patent No. 4,458,630 exclusively licensed to Embrex for the in ovo injection of vaccines into an avian embryo (the "Sharma Patent"). Further, Embrex claims that the defendants have violated the terms of a Consent Judgment and Settlement Agreement entered into with Embrex in November 1995 in which prior litigation was concluded with Service Engineering and Bounds agreeing not to engage in future activities violating the Sharma Patent. Embrex sought injunctive relief to prevent infringement of the Sharma Patent as well as monetary damages. In November 1996, Service Engineering Corporation and Edward G. Bounds responded to Embrex's patent infringement suit by asserting various affirmative defenses and denying the substantive allegations in Embrex's complaint. This suit is still pending and final disposition is expected in 1998.

In November 1996, Embrex filed a patent infringement suit in the United States District Court for the Eastern District of North Carolina against IGI, Inc., a Delaware corporation. The suited alleged that IGI, Inc., through its activities with Service Engineering Corporation and Edward G. Bounds, Jr., an officer of Service Engineering Corporation, is engaging in activities that constitute infringement of the Sharma Patent. Embrex sought injunctive relief to prevent infringement of the Sharma Patent as well as monetary damages. In January 1997, IGI, Inc. responded to Embrex's patent infringement suit by asserting various affirmative defenses and denying the substantive allegations in Embrex's complaint. This suit was concluded by agreement between Embrex and IGI, Inc. in January 1998.

In March 1997, Service Engineering Corporation, a Maryland corporation, and Edward G. Bounds, Jr., a Maryland resident and an officer of Service Engineering Corporation, filed suit against the United States Department of Agriculture in the United States District Court for the District of Maryland with respect to its grant to Embrex of an exclusive license for the Sharma Patent. The complaint alleges that the USDA did not adequately comply with statutory and regulatory requirements in making the grant to Embrex of an exclusive license to the Sharma Patent, the revision of the exclusive license in 1991 and the revision of the exclusive license in 1994, which extended the period of exclusivity, originally set to terminate on December 31, 1996, through the patent expiration date. Plaintiffs allege that in December 1996 (after Embrex had instituted the above referenced action for patent infringement and breach of contract), the Plaintiffs requested the USDA to grant them a license of the Sharma Patent. The Plaintiffs allege that the USDA refused to do so because the USDA said that the license was not available and that the Plaintiffs had no basis for relief. Plaintiffs also allege that the USDA wrongfully consented to Embrex's bringing suit against the Plaintiffs. Plaintiffs are seeking to have the court set aside the extension of the exclusive license, the USDA's grant of permission for Embrex to sue Service Engineering Corporation, Edwards G. Bounds, Jr. and IGI, Inc. for patent infringement, the USDA's refusal to grant to Service Engineering Corporation a non-exclusive license to the Sharma Patent and the USDA's refusal to act favorably upon Service Engineering Corporation's appeal from the refusal to grant it a non-exclusive license. In addition, Plaintiffs seek to have the court issue an order requiring the USDA, prior to granting any exclusive license under the Sharma Patent, including by extending the term of a pre-existing exclusive license, to observe the procedures set forth under laws and regulations governing the grant of licenses to patents owned by the USDA, and to remand the matter to the USDA to take action in accordance with the order. Plaintiffs also seek attorneys' fees and costs from the USDA. This suit was stayed in January 1998 for 60 days pending resolution of the suit between Embrex and Service Engineering Corporation and Edward G. Bounds, Jr. See "Risk Factors" filed as
Exhibit 99 to this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq National Market System under the symbol EMBX. The quarterly trading ranges of the Company's Common Stock for the last two fiscal years were as shown in the table below:

                                                     Common Stock
                                                     Price Per Share
                                                  ----------------------
           Quarter Ended                          High               Low
           -------------                          ----               ---

           March 31, 1996......................   8 1/4              5 1/2
           June 30, 1996.......................   7 7/8              6
           September 30, 1996..................   7 3/8              6
           December 31, 1996...................   7 3/4              6
           March 31, 1997......................   7 13/16            6 3/8
           June 30, 1997.......................   7 3/8              6 3/16
           September 30, 1997..................   7 3/8              5 15/16
           December 31, 1997...................   7                  5

At February 27, 1998 (the most recent practicable date), there were 504 holders of record of the Common Stock. The Company has paid no dividends on any stock since inception and has no plans to pay dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Operations by Quarters (Unaudited)

(Dollars In Thousands,
Except Per Share Amounts)                                1997                                              1996
-----------------------------        -----------------------------------------------------------------------------------------------
                                     1st Qtr     2nd Qtr      3rd Qtr     4th Qtr      1st Qtr     2nd Qtr      3rd Qtr     4th Qtr
                                     -------     -------      -------     -------      -------     -------      -------     -------
Revenues.....................        $5,925       $5,922      $6,531       $6,412      $4,595       $5,068      $5,641      $ 5,328
Operating Expenses...........         2,577       $2,403       2,585        2,230       1,628        1,848       2,155        2,180
Net income (loss)............           262          417         540          542          58          193         203         (113)
Net income (loss) per share
   of Common Stock
       Basic.................        $ 0.03       $ 0.05      $ 0.06       $ 0.07      $ 0.01       $ 0.03      $ 0.03      $ (0.01)
       Diluted...............        $ 0.03       $ 0.05      $ 0.06       $ 0.07      $ 0.01       $ 0.03      $ 0.03      $ (0.01)

 Number of Shares Used
    in Per Share Calculation
       (thousands)
       Basic................           8,058       8,203        8,236       8,238       6,820        7,017       7,213        7,821
       Diluted...............          8,278       8,380        8,369       8,331       7,158        7,347       7,452        7,821

5-Year Summary of Selected Financial Data
(Dollars In Thousands, Except Per Share Amounts)

                                                             1997            1996            1995            1994             1993
                                                             ----            ----            ----            ----             ----
                                                                                          (Restated)
Statements of Operations Data
Revenues ...........................................       $ 24,789        $ 20,632        $ 13,719        $  6,897        $  2,159
Research and development expenses ..................          3,793           3,673           3,416           4,271           3,763
Other operating expenses ...........................          6,002           4,138           3,836           3,561           4,248
Net income (loss) ..................................          1,760             341          (4,512)         (6,710)         (7,307)
Net income (loss) per share of Common
Stock (thousands)
       Basic .......................................       $   0.21        $   0.05        $  (0.73)       $  (1.19)       $  (1.61)
       Diluted .....................................       $   0.21        $   0.06        $  (0.73)       $  (1.19)       $  (1.61)
Number of Shares Used in Per Share
Calculation (thousands)
       Basic .......................................          8,184           7,218           6,187           5,645           4,552
       Diluted .....................................          8,339           7,520           6,187           5,645           4,552

Balance Sheet Data
Working capital ....................................       $  7,581        $  7,552        $  5,934        $  1,608        $  9,370
Total assets .......................................         25,161          25,554          21,789          13,379          14,997
Long-term liabilities ..............................          3,278           5,814          10,966           3,093           1,377
Accumulated deficit ................................        (38,933)        (40,693)        (41,034)        (36,522)        (29,812)
Shareholders' equity ...............................         15,741          13,309           5,909           5,323          11,996

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this report.

Consolidated net income for 1997 was $1.8 million compared to $341,000 in 1996 and a net loss of $4.5 million, on a restated basis, in 1995. Diluted earnings per share increased from a net loss of $0.73 in 1995, on a restated basis, and a profit of $0.05 in 1996, to net income of $0.21 in 1997. For the year ended 1997, shares outstanding on a diluted basis were 8.3 million, up from 7.5 and
6.2 million at year-end 1996 and 1995, respectively.

Revenues

Consolidated revenues in 1997 totaled $24.8 million, representing an increase of 20% over 1996 revenues of $20.6 million, which were 50% over 1995 revenues of $13.7 million. INOVOJECT(R) revenues totaled $23.6 million in 1997 compared to $19.3 million in 1996 and $12.8 million in 1995, representing increases of 22% from 1996 to 1997, and 50% from 1995 to 1996, with the 1997 increase coming principally from increased placement and throughput of INOVOJECT(R) systems in North America and Europe.

The 1997 revenues include INOVOJECT(R) lease fees derived from multi-year contracts and paid trials in the U.S. and foreign countries, and the sale of INOVOJECT(R) systems to distributors. At December 31, 1997, Embrex had over 300 INOVOJECT(R) systems installed and operating under lease agreements worldwide, up from over 250 systems at December 31, 1996, and 235 at December 31, 1995. Additionally, Embrex estimates that as of December 31, 1997, it was vaccinating in excess of 80% of the estimated 8.0 billion broiler birds grown in the U.S. in 1997, as well as approximately 80% in 1996, and 66% in 1995. Given its market penetration, the Company expects only moderate INOVOJECT(R) systems revenue growth in this market.

Management anticipates moderate revenue and earnings growth in 1998 from existing INOVOJECT(R) operations in the United States and Canada, new INOVOJECT(R) system leases in other countries, and sales of Bursaplex(TM) product to poultry producers. However, the rate at which the marketplace will accept the INOVOJECT(R) technology outside the United States and Canada, the timing of regulatory approvals of third-party vaccines for in ovo use outside the United States and Canada, start-up costs in new markets, possible variability in U.S. hatchery bird production as a result of grain price fluctuations, and possible variability in the demand for U.S. poultry and poultry products outside the U.S., will impact the pace of revenue growth, if any, and the sustaining of profitability from the installation and operational throughputs of INOVOJECT(R) systems. In any event, any revenue and earnings growth in 1998 is not anticipated to begin prior to the third and fourth quarters.

Sales of Bursaplex(TM), the Company's proprietary vaccine for the treatment of avian Infectious Bursal Disease, was the principal source of $1.1 million of product revenues in 1997. The previously discussed delay associated with obtaining U.K. regulatory approval for the sale of Bursamune(TM) in the U.K. reduced the sale of the Company's proprietary VNF(R) product, which is a key component of Bursamune(TM), to Ft. Dodge Animal Health, a division of American Home Products Corp. See "Business -- Existing Products," above. This offset initial sales of Bursaplex(TM) during 1997 and consequently resulted in a $155,000 decrease in product revenue from 1996. Sales of VNF(R) for inclusion in IBD vaccines were the principal source of previous years' product revenues, which generated $1.2 million and $817,000 in 1996 and 1995, respectively.

Cost of Product Sales and INOVOJECT(R) Revenues

Cost of revenues as a percentage of revenues decreased from 53% and 64% of total revenues in 1996 and 1995, respectively, to 49% of total revenues in 1997. The improvement in 1997 is primarily attributable to INOVOJECT(R) system-related cost reductions.

Operating Expenses

Operating expenses totaled $9.8 million in 1997 compared to $7.8 million in 1996, and $7.3 million in 1995.

General and administrative ("G&A") expenses were $5.5 million in 1997, up 49% from $3.7 million in 1996, and up 11% from $3.3 million in 1995. The 1997 G&A increase was primarily attributable to development costs in Asia and Latin America as well as legal expenses incurred in connection with various patent infringement lawsuits filed by the Company. The 1996 increase over 1995 was largely due to increased legal expenses associated with the implementation of a shareholder rights plan in March 1996 and amendments to the Company's Articles of Incorporation approved at the annual meeting of shareholders in May 1996.

Sales and marketing expenses totaled $522,000 in 1997 compared to $455,000 and $525,000 in 1996 and 1995, respectively. Fluctuations during these periods resulted from various levels of activity in the Company's sales and customer service functions to support market expansion and field support of INOVOJECT(R) systems, as well as stepped-up international activity, principally in Europe. Certain 1997, 1996, and 1995 operating expenses were reclassified to cost of revenues to conform to the presentation format adopted in the fourth quarter of 1996 and during 1997. These reclassifications had no effect on previously reported net income or loss or shareholders' equity in 1995, 1996, or 1997.

Research and development ("R&D") expenses were $3.8 million in 1997 compared to $3.7 million in 1996 and $3.4 million in 1995. The increase in R&D expense from 1995 to 1997 largely reflects an increase in outside contract research, supplies consumption, and INOVOJECT(R) design and development activity. The Company continues to manage its research and development effort to leverage its know-how, patent position, market presence and expenditures.

Other Income and Expense

Interest income totaled  $488,000,  $355,000,  and $389,000 in years 1997, 1996, and 1995, respectively. The 1997 increase relative to 1996 resulted principally from higher cash balances, while the decrease in 1996 relative to 1995 was a function of lower interest rates.

Interest expense totaled $1.1 million in 1997 compared to $1.6 million in 1996, and $2.7 million, on a restated basis, in 1995. In 1997, the decrease in interest expense reflected the repayment of approximately $3.3 million of external financing, primarily in the form of equipment leases. In 1996 and 1995, the amount of expense was principally attributable to the Company's funding of its growing installed base of INOVOJECT(R) systems with the use of capital lease financing and, in 1995, the issuance of convertible debentures. Additionally, interest expense for 1995 has been restated to reflect a one-time charge associated with recognizing $1,019,000 of interest expense attributable to the difference between the market price of the Company's Common Stock and the conversion price of the debentures issued in 1995. See "Liquidity and Capital Resources" and Note 12 to the Company's financial statements. Management expects to continue to rely on the use of internally generated funds to finance the cost of additional INOVOJECT(R) systems in 1998, as was the case in 1997.

Effect of Inflation

Management expects cost of product sales and INOVOJECT(R) systems revenues, operating expenses and capital equipment costs to change in line with periodic inflationary changes in price levels. While Management generally believes that the Company will be able to offset the effect of price level changes by adjusting selling/lease prices and effecting operating efficiencies, any material unfavorable changes in price levels could have a material adverse affect on its results of operations.

Year 2000 Issue

Embrex's general ledger and primary financial accounting software is a DOS-based application that operates on a client- server network. This application uses only two digits to identify a year in the date field. The Company intends to replace this application during 1998 with a Windows(TM)-based system. Irrespective of the Year 2000 issue, the Company needs to upgrade its accounting system to meet the demands of its business. The Company is in the process of developing the implementation plan for this upgrade. The Company believes that the additional costs associated with the Year 2000 aspects of the upgrade will be immaterial.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company's cash and short-term investment balances totaled $8.6 million compared to $9.9 million and $7.3 million at December 31, 1996 and 1995, respectively. The decrease reflected the ability of the Company to fund capital expenditures with internal cash instead of equipment lease financing. Working capital remained unchanged at $7.6 million in both 1997 and 1996, as a decrease in cash was offset by a reduction in the short-term portions of both capital lease obligations and long-term debt.

During 1997, operating activities generated $6.1 million in cash, primarily due to non-cash depreciation, and net income. Within investing activities, INOVOJECT(R) systems, the Company's new research and testing facility, and equipment purchases required $4.9 million, while the sale of short-term investments, provided an offsetting $0.9 million. In addition, $3.1 million was used to repay long-term debt and capital lease obligations.

During 1997, $425,000 of outstanding debentures along with $139,000 of accrued interest were converted into 98,267 shares of Common Stock net of unamortized debt issuance costs totaling $1,000. In addition, 419 shares of Embrex Common Stock were issued pursuant to the non-cash exercise of warrants related to the initial sale of the debentures in May 1995. As of December 1, 1997, all debentures had been converted into Common Stock.

As of December 31, 1997, the Company had outstanding purchase commitments of approximately $2.5 million related to the production of the Company's
Bursaplex(TM) product, and materials and supplies for construction and maintenance of INOVOJECT(R) egg injection systems. This commitment included the obligation related to a January 1996 agreement reached with Select Laboratories, requiring the Company to purchase all existing inventories of raw materials, Bursaplex(TM), and related materials from Select within 30 months following the January 1997 receipt of in ovo approval of the Bursaplex(TM) product being manufactured for Embrex. In January 1998, the Company fulfilled its obligation to Select under the January 1996 agreement.

The Company maintains a $2.0 million secured line of credit with a bank in the United Kingdom, which may be used to finance the construction of additional INOVOJECT(R) systems for Europe, the Middle East and Africa. The Company utilized $0.3 million of this line in 1997, with the balance of $1.7 available at year end. A remaining commitment of $2.0 million for utilization by Embrex under a collaterized equipment financing arrangement expired in June 1997.

Based on its current operations, management believes that its available cash and short-term investments, together with cash flow from operations, will be sufficient to meet its foreseeable cash requirements.

FORWARD-LOOKING STATEMENTS

Information set forth in this Annual Report on Form 10-K contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," or "continue," or the negative thereof or other variations thereof or comparable terminology.

The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including without limitation the Company's ability to penetrate new markets, the Company's dependence on certain customers; the ability of the Company, its manufacturing and marketing partners and others to obtain regulatory approval for products, which is dependent on a number of factors, including the results of trials, the discretion of regulatory officials, and any potential changes in regulations; the Company's ability to generate future cash flow from operations; continued demand for the INOVOJECT(R) system; the successful outcome of patent litigation; the Risk Factors described in Exhibit 99 to this report; and other risks detailed from time to time in the Company's Securities and Exchange Commission filings, including the Company's Forms 10-Q, 10-K, and 8-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors

The Board of Directors and Shareholders
Embrex Inc.

We have audited the accompanying consolidated balance sheets of Embrex, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Embrex, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                /s/ Ernst & Young LLP


Raleigh, North Carolina
February 20, 1998

Consolidated Balance Sheets

(Dollars in thousands)

                                                                                                                 December 31
                                                                                                        ---------------------------
ASSETS                                                                                                    1997               1996
                                                                                                        --------           --------
Current Assets
     Cash and cash equivalents ...............................................................          $  8,580           $  9,036
     Restricted Cash (Note 2) ................................................................               275                  0
     Short-term investments (Note 3) .........................................................                 0                876
     Inventories:
         Materials and supplies ..............................................................               898              1,061
         Product .............................................................................               603                573
     Accounts receivable - trade .............................................................             2,772              2,313
     Other current assets ....................................................................               595                124
                                                                                                        --------           --------
         Total Current Assets ................................................................            13,723             13,983

INOVOJECT(R)Systems Under Construction .......................................................               690                530

INOVOJECT(R)Systems ..........................................................................            21,024             18,193
     Less accumulated depreciation ...........................................................           (12,149)            (8,499)
                                                                                                        --------           --------
                                                                                                           8,875              9,694

Equipment, Furniture and Fixtures ............................................................             3,601              2,607
Less accumulated depreciation ................................................................            (2,041)            (1,695)
                                                                                                        --------           --------
                                                                                                           1,560                912
Other Assets:
     Patents and exclusive licenses of patentable technology
         (net of accumulated amortization of $80 in 1997 and $58 in 1996) ....................               309                125
     Other noncurrent assets .................................................................                 4                310
                                                                                                        --------           --------
Total Assets .................................................................................          $ 25,161           $ 25,554
                                                                                                        ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable ........................................................................          $  1,312           $  1,355
     Accrued expenses ........................................................................             2,147              1,087
     Current portion of capital lease obligations ............................................             2,391              3,080
     Current portion of long-term debt (Note 5) ..............................................               292                909
                                                                                                        --------           --------
              Total Current Liabilities ......................................................             6,142              6,431

Capital Lease Obligations, less current portion (Note 4) .....................................             3,269              5,806
Long-Term Debt, less current portion (Note 5) ................................................                 9                  8
Shareholders' Equity (Notes 6, 7 and 8)
     Common Stock, $.01 par value per share
         Authorized - 30,000,000 shares
         Issued and outstanding- 8,239,946 and 8,043,490 shares at
              December 31, 1997 and 1996, respectively .......................................                82                 80
     Additional paid-in capital ..............................................................            54,788             53,742
     Currency translation adjustments ........................................................              (196)               180
     Accumulated deficit .....................................................................           (38,933)           (40,693)
                                                                                                        --------           --------
         Total Shareholders' Equity ..........................................................            15,741             13,309
                                                                                                        --------           --------
Total Liabilities and Shareholders' Equity ...................................................          $ 25,161           $ 25,554
                                                                                                        ========           ========

Consolidated Statements of Operations

(In thousands, except per share amounts)

                                                                                              Year ended December 31,
                                                                                 --------------------------------------------------
                                                                                   1997                 1996                 1995
                                                                                 --------             --------             --------
                                                                                                     (Restated)
Revenues
    INOVOJECT(R)revenue .............................................            $ 23,614             $ 19,263             $ 12,806
    Product revenue .................................................               1,062                1,217                  817
    Other revenue ...................................................                 113                  152                   96
                                                                                 --------             --------             --------
        Total Revenues ..............................................              24,789               20,632               13,719
Cost of Product Sales and INOVOJECT(R)Revenues ......................              12,244               11,032                8,714
                                                                                 --------             --------             --------
                                                                                   12,545                9,600                5,005

Operating Expenses
    General and administrative ......................................               5,480                3,683                3,311
    Sales and marketing .............................................                 522                  455                  525
    Research and development ........................................               3,793                3,673                3,416
                                                                                 --------             --------             --------
        Total Operating Expenses ....................................               9,795                7,811                7,252
                                                                                 --------             --------             --------

Operating Income (Loss) .............................................               2,750                1,789               (2,247)
Other Income (Expense)
    Interest income .................................................                 488                  355                  389
    Interest expense ................................................              (1,070)              (1,608)              (2,654
    Other ...........................................................                  14                    0                    0
                                                                                 --------             --------             --------
        Total Other Expense .........................................                (568)              (1,253)              (2,265)
                                                                                 --------             --------             --------
        Income (Loss) Before Taxes ..................................               2,182                  536               (4,512)
Income Taxes (Note 10) ..............................................                 422                  195                    0
                                                                                 --------             --------             --------
Net Income (Loss) ...................................................            $  1,760             $    341             $ (4,512)
                                                                                 ========             ========             ========
Net Income (loss) per share of Common Stock
        Basic .......................................................            $   0.21             $   0.05             $  (0.73)
        Diluted .....................................................            $   0.21             $   0.06             $  (0.73)

Number of Shares Used in Per Share Calculation
        Basic .......................................................               8,184                7,218                6,187
        Diluted .....................................................               8,339                7,520                6,187


See accompanying notes.

Consolidated Statements of Cash Flows

(Dollars in thousands)                                                                               Year ended December 31,
                                                                                           ----------------------------------------
                                                                                             1997            1996            1995
                                                                                           --------        --------        --------
                                                                                                                          (Restated)
Operating Activities
     Net income (loss) .............................................................       $  1,760        $    341        $ (4,512)
     Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
         Depreciation and amortization .............................................          4,043           4,021           3,443
         Changes in operating assets and liabilities:
              Accounts receivable, inventories and other current assets ............           (797)           (515)         (1,610)
              Accounts payable and accrued expenses ................................          1,083             119             (64)
                                                                                           --------        --------        --------
Net Cash Provided By (Used In) Operating Activities ................................          6,089           3,966          (2,743)
Investing Activities
     Purchases of short-term investments ...........................................              0               0            (147)
     Sales of short-term investments ...............................................            876           1,096               0
     Collateralization of Lease (Note 2) ...........................................           (275)              0               0
     Purchases of INOVOJECT(R)systems, equipment, furniture and fixtures ...........         (3,962)         (4,888)         (7,330)
     Reductions to patents and other noncurrent assets .............................            280              93             111
                                                                                           --------        --------        --------
Net Cash Provided By (Used In) Investing Activities ................................         (3,081)         (3,699)         (7,366)
Financing Activities
     Issuance of Common Stock ......................................................            257           3,438             927
     Issuance of long-term debt ....................................................           (119)            476           6,403
     Proceeds from capital lease obligations .......................................            102           2,139           7,101
     Payments on capital lease obligations .........................................         (3,328)         (2,818)         (1,771)
                                                                                           --------        --------        --------
Net Cash Provided By (Used In) Financing Activities ................................         (3,088)          3,235          12,660
                                                                                           --------        --------        --------
Increase (Decrease) In Cash And Cash Equivalents ...................................            (80)          3,502           2,551
Currency Translation Adjustments ...................................................           (376)            180            --
Cash and cash equivalents at beginning of period ...................................          9,036           5,354           2,803
                                                                                           --------        --------        --------
Cash and Cash Equivalents at End of Period .........................................       $  8,580        $  9,036        $  5,354
                                                                                           ========        ========        ========

Supplemental Disclosure of Cash Flow Information

Total interest paid was $1,070,000, $1,593,000 and $1,635,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

Total income taxes paid was $70,000, $170,000 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively.

Supplemental Schedule of Noncash Financing Activity:

In May 1995, American Cyanamid Company, a subsidiary of American Home Products Corp., converted the promissory note issued by Embrex, Inc. to American Cyanamid in 1991. The $1.2 million note, which would have been due on May 27, 1995, was converted into 320,000 shares of Common Stock.

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

During 1997, $425,000 of outstanding debentures along with $139,000 of accrued interest were converted into 98,267 shares of Common Stock net of unamortized debt issuance costs totaling $1,000. In addition, 419 shares of Embrex Common Stock were issued pursuant to the non-cash exercise of warrants related to the initial sale of the debentures in May 1995. As of December 1, 1997, all debentures had been converted into Common Stock.

On May 27, 1997, 34,320 shares of Common Stock were issued in exchange for substantially all of the assets of Agrimatic Corporation.

Consolidated Statements of Shareholders' Equity

(Dollars in thousands)

                                                                             Additional      Currency
                                                                Common        Paid-in       Translation    Accumulated
                                                                 Stock        Capital       Adjustments      Deficit         Total
                                                               --------      ----------     -----------    -----------     --------
Balance at December 31, 1994 .............................     $ 41,624       $    221       $      0       $(36,522)      $  5,323
                                                               --------       --------       --------       --------       --------
     Stock issued:
         Upon exercise of options ........................          134                                                         134
         Under employee stock purchase plan ..............           80                                                          80
         Upon conversion of long-term debt
              (net of issuance costs of $232) ............        3,554            450                                        4,004
         Upon exercise of warrants .......................          730                                                         730
     Warrants issued on May 1, 1995 ......................                         150                                          150
     Net loss ............................................                                                    (4,512)        (4,512)
                                                               --------       --------       --------       --------       --------
Balance at December 31, 1995 (as restated) ...............       46,122            821              0        (41,034)         5,909
     Stock issued:
         Upon exercise of options ........................          286                                                         286
         Under employee stock purchase plan ..............           68                                                          68
         Upon conversion of long-term debt
              (net of issuance cost of $1) ...............        2,947            494                                        3,441
         Upon exercise of warrants .......................        3,084                                                       3,084
         Establishment of $.01 par value
                (Note 6) .................................      (52,427)        52,427
     Currency translation adjustments ....................                                        180                           180
     Net income ..........................................                                                       341            341
                                                               --------       --------       --------       --------       --------
Balance at December 31, 1996 .............................           80         53,742            180        (40,693)        13,309
     Stock issued:
         Upon exercise of options ........................            1            201                                          202
         Under employee stock purchase plan ..............                          55                                           55
         Upon conversion of long-term debt
              (net of issuance costs of $111) ............            1            563                                          564
         Upon issuance of shares for
              Agrimatic acquisition ......................                         227                                          227
     Currency translation adjustments ....................                                       (376)                         (376)
     Net income ..........................................                                                     1,760          1,760
                                                               --------       --------       --------       --------       --------
Balance at December 31, 1997 .............................     $     82       $ 54,788       $   (196)      $ 38,933       $ 15,741
                                                               ========       ========       ========       ========       ========

Notes to Consolidated Financial Statements

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

Acquisition

On May 27, 1997, the Company issued 34,320 shares of Common Stock in exchange for substantially all of the assets of Agrimatic Corporation. This transaction had an immaterial effect on the operations of Embrex.

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

Inventories

Items recorded as inventory are generally purchased from others and recorded at the lower of cost or market using the average cost method. Materials and supplies inventories include spare parts for the INOVOJECT(R) systems as well as laboratory and general supplies. Product inventories are comprised of biological compounds, principally the Company's viral neutralizing factor product (VNF(R)).

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

Patents and Exclusive Licenses of Patentable Technology

Costs incurred to acquire exclusive licenses of U.S. patentable technology and to apply for and obtain U.S. patents on internally developed technology are capitalized and amortized using the straight-line method. Exclusive license agreements are amortized over the period of the license. Patents are amortized over the shorter of the useful or legal life of the patent.

Foreign Currency Translation

All assets and liabilities in the balance sheets of the Company's foreign subsidiary, Embrex Europe Limited, and its Asian operations, are translated at year-end exchange rates except shareholders' equity which is translated at historical rates. Revenues, costs and expenses are recorded at average rates of exchange during the year. Translation gains and losses are accumulated as a component of shareholders' equity. Foreign currency transaction gains and losses are included in determining net income.

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

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary basis differences that have arisen between financial statement and income tax reporting.

Net Income (Loss) Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" which established new standards for computing and presenting net income per share information. As required, the Company adopted the provisions of Statement No. 128 in its 1997 financial statements and has restated all prior year net income per share information. Basic net income per share was determined by dividing net income available for common shareholders by the weighted average number of common shares outstanding during each year. Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all convertible securities and issued and unexercised stock options. A reconciliation of the net income available for common shareholders and number of shares used in computing basic and diluted net income per share is in Note 13.

Use of Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Principal Customers

Tyson Foods, Inc. ("Tyson") accounted for approximately 28 percent of consolidated 1997 revenues. Based on the millions of pounds of ready-to-eat poultry meat produced in 1997, Tyson accounted for approximately 26 percent of the broilers grown in the U.S. In 1997, Tyson was the only customer that represented greater than 10 percent of total revenues.

Concentration of Credit Risk

The Company's principal financial instrument, subject to potential concentration of credit risk, is accounts receivable which are unsecured. The Company's exposure to credit loss in the event payment is not received equals the outstanding accounts receivable balance. As of December 31, 1997, Tyson Foods, Inc. accounted for approximately

23% of consolidated accounts receivable, and substantially all of the Company's accounts receivable are due from companies in the poultry industry.

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

The Company has granted Select Laboratories, Inc. ("Select"), a subsidiary of Rhone Merieux SA, exclusive rights to manufacture bursal disease vaccines containing Embrex's proprietary VNF(R) product for Embrex to market in North America, Latin America and Asia under the trade name Bursaplex(TM). In 1995, Embrex granted Cyanamid Websters ("Websters"), a unit of Ft. Dodge Animal Health, which is a division of American Home Products Corp., exclusive rights to manufacture and market bursal disease vaccines containing the Company's VNF(R) product to be marketed in Europe, the Middle East and Africa under the trade name Bursamune(TM). Additionally, the Company has one contract supplier of its VNF(R) product. The manufacture of the bursal disease vaccines being produced by Select and Websters and the Company's VNF(R) product generally must be performed in licensed facilities and/or under regulatory approved methods. Although there are other manufacturers who are capable of manufacturing bursal disease products and producing products such as VNF(R), a change of suppliers could adversely effect the Company's future operating results due to the time it would take a new supplier to obtain regulatory approval of its production process and/or manufacturing facilities. The Company seeks to minimize this exposure through multi-year supply agreements and the maintenance of adequate inventories.

Reclassification

Certain 1997, 1996, and 1995 amounts in the accompanying financial statements have been reclassified to conform to the presentation adopted in the fourth quarter of 1996 and during 1997. These reclassifications had no effect on previously reported net income or loss or shareholders' equity in 1995, 1996 or 1997.

Impact of Recently Issued Accounting Standards

In 1997, the FASB issued Statements No. 130, "Reporting Comprehensive Income" ("SFAS 130") and No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which are both effective for fiscal years beginning after December 15, 1997. SFAS 130 addresses reporting amounts of other comprehensive income and SFAS 131 addresses reporting segment information. The Company does not believe that the adoption of these new standards will have a material impact on its financial statements.

2.   Restricted Cash

On October 13, 1997, the Company executed a ten-year collateralized lease relative to the facilities housing the Company's new research and testing facility. Such collateral exists in the form of a certificate of deposit, which is required to be maintained at least through the end of the seventh year of the lease.

3.   Short-Term Investments

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company has both the intent and ability to hold to maturity are classified as held to maturity. These securities are carried at amortized cost. At December 31, 1997, the Company had no investments that qualified as trading or available for sale.

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

At December 31, 1997, the Company held no short-term investments. At year-end 1996, the Company held short-term investments totaling $876,000, of which $251,000 was held in commercial paper, and $625,000 in repurchase agreements.

The Company's short-term investment balances are maintained in accounts at various financial institutions. In connection with the secured line of credit, the Company has deposited $298,000 as a compensating cash balance with the lender.

4.   Leases

At December 31, 1997 and 1996, the Company had assets totaling $14.0 million and $13.9 million, respectively, financed by capital lease agreements which expire through October 2000. Accumulated depreciation and amortization includes $10.1 million and $8.2 million of amortization related to these assets at December 31, 1997 and 1996, respectively. Amortization of assets financed by capital leases is included with depreciation expense. As of December 31, 1996, the Company has used $9.2 million ($0 in 1997 and $2.1 million in 1996) of the $11.2 million capital lease financing closed in 1995 to fund construction of INOVOJECT(R) systems principally under contract with North American customers in the United States. At December 31, 1996, the Company had available $2.0 million of aggregate unutilized capital financing capacity for use in the construction of INOVOJECT(R) systems. This unused commitment expired in June 1997.

The Company leases its facilities under a number of operating leases extending through November 2007. The Company has the option to cancel the operating lease agreement with the payment of a $180,000 penalty. Total rent expense was $312,000, $334,000, and $426,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

At December 31, 1997, the Company's minimum future commitments under capital and operating leases were as follows:

                                                                               Operating          Capital
                                                                                Leases            Leases
                                                                                ------            ------
1998...................................................................       $  407,000        $3,018,000
1999...................................................................          351,000         2,940,000
2000...................................................................          337,000           637,000
2001...................................................................          346,000                 0
2002...................................................................          185,000                 0
Beyond.................................................................          696,000                 0
                                                                              ----------        ----------

Total..................................................................       $2,322,000        $6,595,000
                                                                              ==========
Less amounts representing interest...........................................................     (935,000)
                                                                                                ----------
Present value of future minimum lease payments...............................................   $5,660,000
                                                                                                ==========

5.   Long-Term Debt

During 1997, $425,000 of outstanding debentures along with $66,000 of accrued interest were converted into 98,267 shares of Common Stock net of unamortized debt issuance costs totaling $1,000. In addition, 419 shares of Embrex Common Stock were issued pursuant to the non-cash exercise of warrants related to the initial sale of such debentures.

On May 1, 1995, the Company closed on a private placement offering of convertible debentures ("the debentures") resulting in net proceeds to the Company of $5.4 million (as adjusted for the August 1995 rescission of the issuance of $225,000 of the debentures). The debentures were payable on May 1, 1997. Through June 13, 1995, the holders of the debentures were entitled to convert the debentures into Common Stock of the Company at a conversion price equal to the average market price at the time of issuance. Commencing on June 14, 1995, the holders of the debentures were entitled to convert the debentures into Common Stock of the Company at a conversion price of the lesser of the market price at the time of issuance ($5.00 per share) or 85 percent of the average closing bid price of the Company's Common Stock for the five trading days ending on the conversion date. The debentures accrued interest, payable at maturity, at a rate of 8 percent per annum. The accrued interest was convertible into Common Stock of the Company at the same conversion price as the debenture principal. The Company had the right to demand conversion of the debentures and any accrued interest after April 30, 1996. Additionally, at any time, the Company had the right to redeem the debentures for cash equal to the closing bid of the Company's Common Stock at the date of redemption multiplied by the underlying shares into which the debentures would have been convertible. In conjunction with this offering, the Company incurred issuance costs totaling $540,000 and recorded $1.0 million of interest expense related to the 15% discount from market upon conversion (See Note 12). The issuance costs were amortized as a component of interest expense over the term of the debentures.

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

As part of its compensation for the sale of the convertible debentures, the Company's placement agent received a 6.5 percent commission, which is included in the $540,000 total issuance costs, and warrants to purchase 96,000 shares of Common Stock at a price of $6.00 per share. The estimated value of these warrants, $150,600, has been recorded as additional paid-in capital, while their cost was included within the $540,000 total issuance costs discussed above.

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

6.   Shareholders' Equity

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

At December 31, 1997, the Company had reserved a total of 1,840,382 shares of its Common Stock for future issuance as follows:

For exercise of warrants to purchase Common Stock.................       390,775
For exercise of Common Stock options..............................     1,396,300
For possible future issuance to employees and others
under employee stock purchase plans...............................        53,307
                                                                       ---------

Total reserved.....................................................    1,840,382
                                                                       =========

At December 31, 1997, the Company had issued and outstanding warrants to purchase Common Stock as follows:

                                                                 Date through
    Exercise Price                  Shares Reserved for         Which Warrants
      Per Share                     Exercise of Warrants       are Exercisable
    --------------                  --------------------       ---------------
    $8.07....................             188,197                  7/28/98
    $9.02....................              31,578                  1/28/99
    $9.50....................              30,000                 12/31/00
    $9.50....................              15,000                   6/9/01
    $6.00....................              96,000                  4/30/00
    $7.28....................              30,000                 10/30/01
                                          -------
                                          390,775
                                          =======

7.   Stock Option Plans

The Company's stock option plans provide for option grants designated as either nonqualified or incentive stock options. The options generally vest over a four-year period and expire ten years from the date of grant. In general, the exercise price of stock options is the closing price of the Company's Common Stock on the date of grant.

Most U.S. employees and certain employees outside the U.S. are eligible to receive a grant of stock options periodically with the number of shares generally determined by the employee's salary grade and performance level. In addition, certain management and professional level employees may receive a stock option grant upon hire. Non-employee directors of the Company receive annual grants of stock options in amounts specified in the applicable plan.

Stock option information with respect to all of the Company's stock option plans follows:

                                                                      Number                 Option Price Range         Expiration
                                                                     of Shares                   per Share                 Date
                                                                     ---------               ------------------         ----------
Balance at December 31, 1994, outstanding options..................   713,402                 $2.00 to $8.75             1998-2004
     Granted.......................................................   314,370                 $5.875 to $6.50                 2005
     Exercised.....................................................   (59,444)                $2.00 to $7.875
     Canceled......................................................   (59,207)                $2.00 to $8.75
                                                                    ---------

Balance at December 31, 1995, outstanding options..................   909,121                 $2.00 to $8.375            1998-2005
     Granted.......................................................   111,980                 $6.125 to $7.625                2006
     Exercised.....................................................   (66,873)                $2.00 to $7.00
     Canceled......................................................   (87,814)                $6.125 to $2.00
                                                                    --------

Balance at December 31, 1996, outstanding options..................   866,414                 $2.00 to $8.375            1998-2006
     Granted.......................................................   279,525                 $6.063 to $7.125                2007
     Exercised.....................................................   (53,779)                $2.00 to $7.00
     Canceled......................................................   (53,568)                $6.125 to $7.00
                                                                    ---------

Balance at December 31, 1997, outstanding options.................. 1,038,592                 $2.00 to $8.75             1998-2007
                                                                    =========

At December 31, 1997, options to purchase 1,038,592 shares of Common Stock were exercisable at prices ranging from $2.00 to $8.375 per share.

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

Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                1997          1996         1995
                                                -----         -----        ----
      Risk free interest rate...............    6.13          6.42         6.13
      Dividends...........................       --            --           --
      Volatility factor...................      0.358         0.421        0.358

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                            For the year ended December 31
                                                     --------------------------------------------
                                                        1997                  1996                   1995
                                                        -----                 -----                  ----
Pro forma net income (loss).......................    $1,241,310             $51,513             $(4,574,000)
Pro forma income (loss) per share.................    $     0.15             $  0.01             $     (0.72)


Exercise prices for options outstanding as of December 31, 1997 ranged from $2.00 to $8.75.

The weighted average remaining contractual life of those options is 8.42 years. The weighted average exercisable price of outstanding options at December 31, 1996 is $6.52.

8.   Employee Stock Purchase Plan

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

Under the Purchase Plan, during 1997, 1996 and 1995, 9,764,  11,028,  and 17,041 shares of Common Stock, respectively, were purchased.

9.   401(k) Retirement Savings Plan

The Company has a 401(k) plan which covers all employees upon employment who are at least 18 years of age. Employer contributions are voluntary at the discretion of the Company. There were no Company contributions for the years ended December 31, 1997, 1996, and 1995.

10.  Income Taxes

The components of income tax expense for the year ended December 31, 1997 are as follows:

     Current:
        Federal....................................................    $ 59,000
        State......................................................      84,000
        Foreign....................................................     279,000
                                                                       --------
                                                                       $422,000
                                                                       ========

The Company's consolidated effective tax rate differed from the statutory rate as set forth below for the year ended December 31, 1997:

     Federal taxes at statutory rate...............................    $742,000
     State and local income taxes, net of Federal benefit..........      84,000
     Non-deductible expenses.......................................      24,000
     Foreign losses for which no benefit has been recognized.......     346,000
     Change in valuation allowance.................................     125,000
     Utilization of net operating loss carryforwards...............  (1,238,000)
     Alternative minimum and foreign withholding taxes.............     338,000
     Other.........................................................       1,000
                                                                     ----------
                                                                       $422,000
                                                                     ==========

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has no deferred tax liabilities. Significant components of the Company's deferred tax assets are as follows:

                                                                                           At December 31,
                                                                                  --------------------------------
                                                                                      1997                 1996
                                                                                  -----------          -----------
     Deferred tax assets:
          Book over tax depreciation........................................         $718,000             $790,000
          Net operating loss carryforwards..................................       11,430,000           12,800,000
          Research and experimental tax credit carryforwards................        1,915,000            1,725,000
          Charitable contributions carryfoward..............................           16,000               16,000
          Other.............................................................          158,000              170,000
                                                                                  -----------          -----------
              Total deferred tax assets.....................................       14,237,000           15,501,000
     Valuation allowance for deferred tax assets............................      (14,237,000)         (15,501,000)
                                                                                  -----------          -----------
          Net deferred tax assets...........................................               $0                   $0
                                                                                           ==                   ==

During 1997 and 1996, the valuation allowance decreased by ($1,264,000) and ($255,000), respectively.

At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $34 million which are available to offset future taxable income. These net operating loss carryforwards expire during the years 2000 through 2010. As a result of the changes in ownership percentages which occurred with the 1991 Initial Public Offering (IPO), the future utilization of the net operating loss carryforwards incurred prior to the 1991 IPO is limited to approximately $2.1 million per year. Any loss carryforward amounts exceeding the limitation can be carried forward to future years within the carryforward period. The net operating loss carryforwards incurred subsequent to the 1991 IPO are not subject to these change in ownership limitations.

In addition, the Company has Research and Experimental Tax Credit carryforwards totaling approximately $1.9 million which are available to offset future federal income taxes. These credits expire during the years 2000 through 2012.

11.  Commitments

As of December 31, 1997, the Company had outstanding purchase commitments of approximately $2.5 million related to the production of the Company's Bursaplex(TM) product, and materials and supplies for the construction and maintenance of INOVOJECT(R) egg injection systems.

12.  Restatement

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

In accordance with the SEC's position, the Company has restated its 1995 financial statements to record additional interest expense of $1.1 million related to the conversion feature at a 15% discount included in the 1995 debentures (see Note 4). The restatement resulted in an increase of $1.0 million in the previously reported 1995 net loss and an increase in 1995 net loss per share from $.57 per share to $.73 per share. In addition, at December 31, 1995, long-term debt was increased by $569,000 and shareholders equity was decreased by $569,000 to reflect the conversion discount related to outstanding debentures that had not been converted.

13.  Net Income (Loss) Per Share

The following  table sets forth the  computation of basic and diluted net income
(loss) per share (in thousands, except per share amounts):

                                                      1997      1996      1995
                                                    -------   -------   -------
Numerator:
     Net Income (Loss) Available To
     Common Stockholders ........................   $ 1,760   $   341   $(4,512)

     Effect of dilutive securities:
       Regulation S Debentures ..................         9       122      --
                                                    -------   -------   -------

         Numerator for diluted earnings
         per share-income available to
         common stockholders after
         assumed Conversions ....................   $ 1,769   $   463   $(4,512)
                                                    =======   =======   =======

Denominator:
     Denominator for basic net income per
     share--weighted-average shares .............     8,184     7,218     6,187

     Effect of Dilutive Securities:
         Employee Stock Options .................       143       188      --
         Warrants ...............................         8        12      --
         Convertible Debentures .................         4       102      --
                                                    -------   -------   -------
           Dilutive Potential Shares ............       155       302      --

         Denominator for diluted net income
         per share--adjusted weighted-
         average shares and assumed
         conversions ............................     8,339     7,520     6,187
                                                    =======   =======   =======


Basic net income per share ......................   $  0.21   $  0.05   $ (0.73)
                                                    =======   =======   =======

Diluted net income per share ....................   $  0.21   $  0.06   $ (0.73)
                                                    =======   =======   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the executive officers and directors is incorporated by reference from the Company's Proxy Statement (under the headings "Management" and "Proposal I: Election of Directors," respectively), with respect to the Annual Meeting of Shareholders to be held on May 21, 1998, to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company's Proxy Statement (under the heading "Executive Compensation"), with respect to the Annual Meeting of Shareholders to be held on May 21, 1998, to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference from the Company's Proxy Statement (under the heading "Share Ownership of Management and Certain Beneficial Owners"), with respect to the Annual Meeting of Shareholders to be held on May 21, 1998, to be filed with the Securities and Exchange Commission.

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

Report of Independent Auditors

Financial Statements

Consolidated Balance Sheets at
December 31, 1996 and 1997

Consolidated Statements of Operations
for each of the three fiscal years ended
December 31, 1995, 1996 and 1997

Consolidated Statements of Cash Flows
for each of the three fiscal years ended
December 31, 1995, 1996 and 1997

Consolidated Statements of Shareholders'
Equity for each of the three fiscal
years ended December 31, 1995, 1996 and 1997

Notes to Consolidated Financial Statements

     (a)(2). The financial statements of the Company's Employee Stock Purchase Plan listed below are filed herewith, pursuant to Form 10-K, General Instruction F.

Report of Independent Auditors

Financial Statements

Statements of Net Assets Available for Plan
Benefits at December 31, 1996 and 1997

Statements of Changes in Net Assets Available for Plan Benefits for the three years ended
December 31, 1997

Notes to Financial Statements

     (a)(3). The exhibits listed below are filed as part of this report. Executive compensation plans and arrangements are listed in Exhibits 10.14 through 10.32.


Exhibits                    Description
--------                    -----------
3.1(1)                      Restated Articles of Incorporation

3.2(2)                      Articles  of  Amendment  to  Restated   Articles  of
                            Incorporation, effective March 21, 1996

3.3(3)                      Articles  of  Amendment  to  Restated   Articles  of
                            Incorporation, effective May 28, 1996

3.4                         Amended and  Restated  Bylaws,  effective  March 27,
                            1998

4.1                         Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2(4)                      Specimen of Common Stock Certificate

4.3(5)                      Notices to holders of outstanding warrants regarding
                            adjustments   in  warrant   terms   resulting   from
                            Regulation S private placement

4.4(6)                      Form of Registration Rights Agreement

4.5(5)                      Form  of   Regulation  S   Securities   Subscription
                            Agreement

4.6(5)                      Form of Embrex 8%  Convertible  Debenture due May 1,
                            1997

4.7(5) Warrant to Purchase Common Stock of Embrex issued to Schwartz Investments, Inc.

4.8(7) Rights Agreement dated as of March 21, 1996 between Embrex and Branch Banking and Trust Company, as Rights Agent

10.1(8) Exchange Agreement dated May 28, 1991, between Embrex and American Cyanamid Company, Advent First Limited Partnership A, Biotechnology Venture Fund S.A., Biotechnology Investments Limited, Domain
                            Partners, L.P., Elf Technologies, Inc., Prince Venture Partners III, L.P., 3I Securities Corporation, and Charles E. Austin

10.2(8) Form of Stock Purchase Warrant exercisable for the purchase of 180,003 shares of Common Stock

10.3(8) License Agreement dated December 11, 1991, between Embrex and the National Technical Information Service, a primary operating unit of the United States Department of Commerce

10.4(8) Collaborative Research Agreement dated January 17, 1989 between Embrex and the University of Arkansas

10.5(8) License Agreement dated October 1, 1988, between Embrex and the National Technical Information Service, a primary operating unit of the United States Department of Commerce

10.6(8) Lease Agreement dated December 9, 1986 between Embrex, as tenant, and Imperial Center Partnership and Petula Associates, Ltd., as landlord, as amended by First Amendment dated June 11, 1987, Second Amendment dated December 1, 1988, and Third Amendment dated May 2, 1989

Exhibits                    Description
--------                    -----------

10.7(4) Fourth Amendment of Lease dated October 1, 1994 between the Company and Glaxo Inc. (as successor in interest to Imperial Center Partnership and Petula Associates, Ltd.)

10.8(4) Fifth Amendment of Lease dated December 13, 1996 between the Company and Glaxo Wellcome Inc. (as successor in interest to Glaxo Inc.)

10.9 Lease for Royal Center II dated October 13, 1997 between the Company and Petula Associates, Ltd.

10.10(8) Facility Agreement dated March 1, 1991, between Embrex and Mississippi Agriculture and Forestry Experiment Station, Mississippi State University

10.11(8) Unrestricted Grant Agreement dated April 1, 1988, between Embrex and North Carolina State University, as amended by Amendment dated September 15, 1989 and Amendment dated April 22, 1991

10.12(8) Unrestricted Grant Agreement dated November 1, 1986, between Embrex and North Carolina State University, as amended by Amendment dated May 3, 1989, Amendment dated September 15, 1989, and Amendment dated April 22, 1991

10.13(8) Basic Research Agreement dated October 24, 1989, between Embrex and University of Arkansas, as amended on October 23, 1990, February 1, 1991 and July 22, 1991

10.14(8)                    1988  Incentive   Stock  Option  Plan  and  form  of
                            Incentive Stock Option Agreement

10.15(8) 1989 Nonstatutory Stock Option Plan and form of Nonstatutory Stock Option Agreement

10.16(8) 1991 Nonstatutory Stock Option Plan and form of Nonstatutory Stock Option Agreement

10.17(9) Incentive Stock Option and Nonstatutory Stock Option Plan and forms of Stock Option Agreements - June 1993

10.18(3) Amendment dated May 16, 1996 to Incentive Stock Option and Nonstatutory Stock Option Plan - June 1993

10.19(4)                    Amended and Restated Employee Stock Purchase Plan

10.20(8)                    Employment   Agreement   dated  November  15,  1989,
                            between Embrex and Randall L. Marcuson

10.21(4) Amendment to Employment Agreement dated May 21, 1996 between Embrex and Randall L. Marcuson

10.22(4) Change In Control Severance Agreement dated May 21, 1996 between Embrex and Randall L. Marcuson

10.23(8) Employment Agreement dated October 16, 1989, between Embrex and Catherine A. Ricks

10.24(4) Change In Control Severance Agreement dated May 21, 1996 between Embrex and Catherine A. Ricks

10.25(2) General Provisions to Employment Agreement between Embrex and Brian V. Cosgriff dated August 18, 1995

Exhibits                    Description
--------                    -----------

10.26(4) Charge In Control Severance Agreement dated May 21, 1996 between Embrex and Brian V. Cosgriff

10.27(2) Terms and Conditions of Employment between Embrex Europe Limited and David M. Baines dated May 12, 1994

10.28(4) Change In Control Severance Agreement dated June 9, 1996 between Embrex and David M. Baines

10.29(4) Letter Agreement and General Provisions to Employment Agreement dated August 20, 1996 between Embrex and Don T. Seaquist and Amendment to Employment Agreement dated September 9, 1996 between Embrex and Don T. Seaquist

10.30(4)                    Change  In   Control   Severance   Agreement   dated
                            September 9, 1996 between Embrex and Don T. Seaquist

10.31(4) Letter Agreement and General Provisions to Employment Agreement dated August 26, 1996 between Embrex and Rick L. Ryan and Amendment to Employment Agreement dated August 26, 1996 between Embrex and Rick L. Ryan

10.32(4) Change In Control Severance Agreement dated August 26, 1996 between Embrex and Rick L. Ryan

10.33(8) Shareholders' Agreement dated August 14, 1991 by and among Embrex, Advent Euroventures Limited
                            Partnership, and Plant Resource Venture Fund II Limited Partnership

10.34 INOVOJECT(R) Egg Injection System Lease, Limited License, Supply and Service Agreement dated September 1, 1994 between Embrex and Tyson Foods, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.35 Amendment dated March 26, 1997 to the INOVOJECT(R) Egg Injection System Lease, Limited License, Supply and Service Agreement dated September 1, 1994 between Embrex and Tyson Foods, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.36(10)                   Master  Lease   Agreement  dated  December  3,  1993
                            between Embrex and Capital Associates International,
                            Inc.   with  a  form  of   equipment   schedule  and
                            collateral assignment of lease attached

10.37(10)                   Master  Lease   Agreement  dated  January  28,  1994
                            between  Embrex  and  Aberlyn   Capital   Management
                            Limited Partnership with a form of lease schedule and collateral assignment of lease attached

10.38(10)                   Agreement to Issue  Warrant  dated  January 28, 1994
                            between  Embrex  and  Aberlyn   Capital   Management
                            Limited Partnership

10.39(10)                   Common  Stock  Purchase  Warrant  issued to  Aberlyn
                            Capital Management Limited Partnership

10.40(10)                   Agreement to Issue  Warrant  dated  January 28, 1994
                            between Embrex and Aberlyn Holding Company, Inc.

Exhibits                    Description
--------                    -----------

10.41(10)                   Common  Stock  Purchase  Warrant  issued to  Aberlyn
                            Holding Company, Inc.

10.42(11)                   Master   Equipment   Lease  Agreement  dated  as  of
                            December  7,  1994  between  Financing  for  Science
                            International, Inc. and Embrex with a Consent to Assignment of Equipment Lease Agreement, Security
                            Agreement and Rental Schedule attached

10.43(11)                   License  Agreement  dated  as of  December  7,  1994
                            between  Financing for Science  International,  Inc.
                            and Embrex with Sublicense Agreement attached

10.44(11)                   Common Stock Purchase Warrant dated January 17, 1995
                            issued to Financing for Science International, Inc.

10.45(11)                   Agreement  for Sale of  Equipment  and Rights  Under
                            User Agreement  dated as of December 7, 1994 between
                            Financing for Science International, Inc. and Embrex

10.46(5) Letter of Agreement for $6.0 million Convertible Regulation S Private Placement by and between the Company and Swartz Investments, Inc., as placement agent

10.47(2) Limited License and Supply Agreement dated as of July 20, 1995 between Embrex and Webster

10.48(4) Amendments dated August 1, 1996 and November 11, 1996 to Limited License and Supply Agreement dated as of July 20, 1995 between Embrex and Webster

10.49(2)                    Agreement  dated  as of  January  22,  1996  between
                            Embrex and Select

10.50(2)                    Letter  Agreement  dated  as  of  January  22,  1996
                            between Select and Embrex

10.51(2) License dated as of January 22, 1996 granted by Select to Embrex

10.52(2) Commitment letter accepted June 14, 1995 between Embrex and Financing for Science International, Inc. for $2.0 million capital lease financing facility

10.53(2) Stock Purchase Warrant dated June 9, 1995 issued to Financing for Science International, Inc.

10.54(2) Financing Agreement (Number 10783) dated as of October 30, 1995 between Lease Management Services, Inc. and Embrex, and Addendum thereto dated October 30, 1995 attached

10.55(2) License Agreement dated October 30, 1995 between Embrex and Lease Management Services, Inc.

10.56(2) Sublicense Agreement dated as of October 30, 1995 between Embrex and Lease Management Services, Inc.

10.57(2)                    Movable Hypothec on Equipment and Contracts dated as
                            of  October  30,  1995  between   Embrex  and  Lease
                            Management Services, Inc.

10.58(2) Warrant to Purchase 30,000 Shares of Common Stock dated October 30, 1995 issued to Lease Management Services, Inc.

10.59(2) Intercreditor Agreement dated as of October 31, 1995 among Financing for Science International, Inc., Lease Management Services, Inc., and Embrex.

Exhibits                    Description
--------                    -----------

10.60(4)                    Embrex Europe Limited Loan Agreement  dated April 3,
                            1996

21                          Subsidiaries

23 Consent of Ernst & Young LLP to the inclusion of their report dated February 20, 1998 with respect to the consolidated financial statements of the Company in this Form 10-K and the incorporation by reference of such report into the Registration Statement on Form S-3 (No. 333-18231), as filed with the Securities and Exchange Commission on December 19, 1996, and into the Registration Statements under the Securities Act of 1933 on Form S-8 (Registration Nos. 33-51582, 33-63318 and 333-04109), as filed with the Securities and Exchange Commission on September 1, 1992, May 25, 1993, and May 20, 1996,
                            respectively, and to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 33-63318) pertaining to the Employee Stock Purchase Plan of their report dated March 19, 1998 with respect to the financial statements of the Embrex, Inc. Employee Stock Purchase Plan included in this Form 10-K.

24                          Powers of Attorney

27.1 Financial Data Schedule to the Company's Form 10-K for the year ended December 31, 1997.

27.2 Amended Financial Data Schedule to the Company's Form 10-Q for the quarter ended March 31, 1997 as filed with the Securities and Exchange Commission on May 7, 1997.

27.3 Amended and Restated Financial Data Schedule to the Company's Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 31, 1997.

27.4 Amended and Restated Financial Data Schedule to the Company's Form 10-Q for the quarter ended September 30, 1996 as filed with the Securities and Exchange Commission on November 30, 1996.

27.5 Amended and Restated Financial Data Schedule to the Company's Form 10-Q for the quarter ended June 30, 1996 as filed with the Securities and Exchange Commission on August 12, 1996.

27.6 Amended and Restated Financial Data Schedule to the Company's Form 10-Q for the quarter ended March 31, 1996 as filed with the Securities and Exchange Commission on May 13, 1996.

99                          Risk Factors relating to the Company

----------
     (1) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for fiscal year ending December 31, 1991 and incorporated herein by reference

     (2) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1995 and incorporated herein by reference

     (3) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended June 30, 1996 and incorporated herein by reference

     (4) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for fiscal year ending December 31, 1996 and incorporated herein by reference

     (5) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended June 30, 1995 and incorporated herein by reference

     (6) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended March 31, 1995 and incorporated herein by reference

     (7) Exhibit to the Company's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on March 22, 1996 and incorporated herein by reference

     (8) Exhibit to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Registration No. 33-42482) effective November 7, 1991 and incorporated herein by reference

     (9) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1992 and incorporated herein by reference

     (10) Exhibit to the Company's Form 10-KSB, as amended, as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1993 and incorporated herein by reference

     (11) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1994 and incorporated herein by reference

(b). No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EMBREX, INC.

                                          By:  /s/ Randall L. Marcuson
                                               ---------------------------
Date: March 30, 1998                           Randall L. Marcuson
                                               President and Chief
                                               Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                             Title                                                  Date
---------                                             -----                                                  ----

/s/ Randall L. Marcuson                        President, Chief Executive Officer,                        March 30, 1998
--------------------------------               and Director
Randall L. Marcuson

/s/ Don T. Seaquist
--------------------------------               Vice President, Finance                                    March 30, 1998
Don T. Seaquist                                and Administration (Principal
                                               Financial and Accounting Officer)


*                                              Chairman of the                                            March 30, 1998
--------------------------------               Board of Directors
Charles E. Austin

*                                              Director                                                   March 30, 1998
--------------------------------
C. Daniel Blackshear

*                                              Director                                                   March 30, 1998
--------------------------------
Lester M. Crawford, D.V.M. Ph.D.

*                                              Director                                                   March 30, 1998
--------------------------------
Kenneth N. May, Ph.D.

*                                              Director                                                   March 30, 1998
--------------------------------
Arthur M. Pappas

*  By:    /s/ Randall L. Marcuson
          ---------------------------------------
          Randall L. Marcuson, as Attorney-in-Fact

                         Report of Independent Auditors

The Board of Directors
Embrex, Inc.

We have audited the accompanying statements of net assets available for plan benefits of Embrex, Inc. Employee Stock Purchase Plan as of December 31, 1997 and 1996, and the related statement of changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of Embrex, Inc. Employee Stock Purchase Plan at December 31, 1997 and 1996, and the changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                           /s/ Ernst & Young LLP


Raleigh, North Carolina
March 19, 1998

              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                    EMBREX, INC. EMPLOYEE STOCK PURCHASE PLAN

                                                          At December 31,
                                                         1997         1996
                                                         ----         ----

Receivable from Company...........................     $ 38,666     $ 26,077
                                                       --------     --------

Net assets available for Plan benefits............     $ 38,666     $ 26,077
                                                       ========     ========

See accompanying notes.

         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                    EMBREX, INC. EMPLOYEE STOCK PURCHASE PLAN

                                                                    Years Ended December 31,
                                                                 1997            1996           1995
                                                              -------          -------        -------
Employee contributions...................................     $  87,189        $79,487        $90,880

Deductions:

               Purchases of Common Stock.................        46,365         59,116         79,737

               Withdrawals...............................        28,245         31,394         15,862
                                                                -------        -------        -------
                                                                 74,600         90,510         95,601
                                                                -------        -------        -------

New (decrease) increase..................................        12,589        (11,023)        (4,721)

Net assets available for Plan benefits at
               beginning of period.......................        26,077         37,100         41,821
                                                                -------         -------        -------

Net assets available for Plan benefits at
               end of period.............................     $  38,666        $26,077        $37,100
                                                                =======        =======        =======

Shares of Common Stock purchased
               during year...............................         8,209         11,028         17,041
                                                                =======         =======        =======

                    EMBREX, INC. EMPLOYEE STOCK PURCHASE PLAN
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1997

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

All costs to administer the Plan are paid by the Company.

Exhibits                    Description
--------                    -----------

3.1(1)                      Restated Articles of Incorporation

3.2(2)                      Articles  of  Amendment  to  Restated   Articles  of
                            Incorporation, effective March 21, 1996

3.3(3)                      Articles  of  Amendment  to  Restated   Articles  of
                            Incorporation, effective May 28, 1996

3.4                         Amended and  Restated  Bylaws,  effective  March 27,
                            1998

4.1                         Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2(4)                      Specimen of Common Stock Certificate

4.3(5)                      Notices to holders of outstanding warrants regarding
                            adjustments   in  warrant   terms   resulting   from
                            Regulation S private placement

4.4(6)                      Form of Registration Rights Agreement

4.5(5)                      Form  of   Regulation  S   Securities   Subscription
                            Agreement

4.6(5)                      Form of Embrex 8%  Convertible  Debenture due May 1,
                            1997

4.7(5) Warrant to Purchase Common Stock of Embrex issued to Schwartz Investments, Inc.

4.8(7) Rights Agreement dated as of March 21, 1996 between Embrex and Branch Banking and Trust Company, as Rights Agent

10.1(8) Exchange Agreement dated May 28, 1991, between Embrex and American Cyanamid Company, Advent First Limited Partnership A, Biotechnology Venture Fund S.A., Biotechnology Investments Limited, Domain
                            Partners, L.P., Elf Technologies, Inc., Prince Venture Partners III, L.P., 3I Securities Corporation, and Charles E. Austin

10.2(8) Form of Stock Purchase Warrant exercisable for the purchase of 180,003 shares of Common Stock

10.3(8) License Agreement dated December 11, 1991, between Embrex and the National Technical Information Service, a primary operating unit of the United States Department of Commerce

10.4(8) Collaborative Research Agreement dated January 17, 1989 between Embrex and the University of Arkansas

10.5(8) License Agreement dated October 1, 1988, between Embrex and the National Technical Information Service, a primary operating unit of the United States Department of Commerce

10.6(8) Lease Agreement dated December 9, 1986 between Embrex, as tenant, and Imperial Center Partnership and Petula Associates, Ltd., as landlord, as amended by First Amendment dated June 11, 1987, Second Amendment dated December 1, 1988, and Third Amendment dated May 2, 1989

10.7(4) Fourth Amendment of Lease dated October 1, 1994 between the Company and Glaxo Inc. (as successor in interest to Imperial Center Partnership and Petula Associates, Ltd.)

10.8(4) Fifth Amendment of Lease dated December 13, 1996 between the Company and Glaxo Wellcome Inc. (as successor in interest to Glaxo Inc.)

Exhibits                    Description
--------                    -----------

10.9 Lease for Royal Center II dated October 13, 1997 between the Company and Petula Associates, Ltd.

10.10(8) Facility Agreement dated March 1, 1991, between Embrex and Mississippi Agriculture and Forestry Experiment Station, Mississippi State University

10.11(8) Unrestricted Grant Agreement dated April 1, 1988, between Embrex and North Carolina State University, as amended by Amendment dated September 15, 1989 and Amendment dated April 22, 1991

10.12(8) Unrestricted Grant Agreement dated November 1, 1986, between Embrex and North Carolina State University, as amended by Amendment dated May 3, 1989, Amendment dated September 15, 1989, and Amendment dated April 22, 1991

10.13(8) Basic Research Agreement dated October 24, 1989, between Embrex and University of Arkansas, as amended on October 23, 1990, February 1, 1991 and July 22, 1991

10.14(8)                    1988  Incentive   Stock  Option  Plan  and  form  of
                            Incentive Stock Option Agreement

10.15(8) 1989 Nonstatutory Stock Option Plan and form of Nonstatutory Stock Option Agreement

10.16(8) 1991 Nonstatutory Stock Option Plan and form of Nonstatutory Stock Option Agreement

10.17(9) Incentive Stock Option and Nonstatutory Stock Option Plan and forms of Stock Option Agreements - June 1993

10.18(3) Amendment dated May 16, 1996 to Incentive Stock Option and Nonstatutory Stock Option Plan - June 1993

10.19(4)                    Amended and Restated Employee Stock Purchase Plan

10.20(8)                    Employment   Agreement   dated  November  15,  1989,
                            between Embrex and Randall L. Marcuson

10.21(4) Amendment to Employment Agreement dated May 21, 1996 between Embrex and Randall L. Marcuson

10.22(4) Change In Control Severance Agreement dated May 21, 1996 between Embrex and Randall L. Marcuson

10.23(8) Employment Agreement dated October 16, 1989, between Embrex and Catherine A. Ricks

10.24(4) Change In Control Severance Agreement dated May 21, 1996 between Embrex and Catherine A. Ricks

10.25(2) General Provisions to Employment Agreement between Embrex and Brian V. Cosgriff dated August 18, 1995

10.26(4) Charge In Control Severance Agreement dated May 21, 1996 between Embrex and Brian V. Cosgriff

10.27(2) Terms and Conditions of Employment between Embrex Europe Limited and David M. Baines dated May 12, 1994

Exhibits                    Description
--------                    -----------

10.28(4) Change In Control Severance Agreement dated June 9, 1996 between Embrex and David M. Baines

10.29(4) Letter Agreement and General Provisions to Employment Agreement dated August 20, 1996 between Embrex and Don T. Seaquist and Amendment to Employment Agreement dated September 9, 1996 between Embrex and Don T. Seaquist

10.30(4)                    Change  In   Control   Severance   Agreement   dated
                            September 9, 1996 between Embrex and Don T. Seaquist

10.31(4) Letter Agreement and General Provisions to Employment Agreement dated August 26, 1996 between Embrex and Rick L. Ryan and Amendment to Employment Agreement dated August 26, 1996 between Embrex and Rick L. Ryan

10.32(4) Change In Control Severance Agreement dated August 26, 1996 between Embrex and Rick L. Ryan

10.33(8) Shareholders' Agreement dated August 14, 1991 by and among Embrex, Advent Euroventures Limited
                            Partnership, and Plant Resource Venture Fund II Limited Partnership

10.34 INOVOJECT(R) Egg Injection System Lease, Limited License, Supply and Service Agreement dated September 1, 1994 between Embrex and Tyson Foods, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.35 Amendment dated March 26, 1997 to the INOVOJECT(R) Egg Injection System Lease, Limited License, Supply and Service Agreement dated September 1, 1994 between Embrex and Tyson Foods, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.36(10)                   Master  Lease   Agreement  dated  December  3,  1993
                            between Embrex and Capital Associates International,
                            Inc.   with  a  form  of   equipment   schedule  and
                            collateral assignment of lease attached

10.37(10)                   Master  Lease   Agreement  dated  January  28,  1994
                            between  Embrex  and  Aberlyn   Capital   Management
                            Limited Partnership with a form of lease schedule and collateral assignment of lease attached

10.38(10)                   Agreement to Issue  Warrant  dated  January 28, 1994
                            between  Embrex  and  Aberlyn   Capital   Management
                            Limited Partnership

10.39(10)                   Common  Stock  Purchase  Warrant  issued to  Aberlyn
                            Capital Management Limited Partnership

10.40(10)                   Agreement to Issue  Warrant  dated  January 28, 1994
                            between Embrex and Aberlyn Holding Company, Inc.

10.41(10)                   Common  Stock  Purchase  Warrant  issued to  Aberlyn
                            Holding Company, Inc.

10.42(11)                   Master   Equipment   Lease  Agreement  dated  as  of
                            December  7,  1994  between  Financing  for  Science
                            International, Inc. and Embrex with a Consent to Assignment of Equipment Lease Agreement, Security
                            Agreement and Rental Schedule attached

Exhibits                    Description
--------                    -----------

10.43(11)                   License  Agreement  dated  as of  December  7,  1994
                            between  Financing for Science  International,  Inc.
                            and Embrex with Sublicense Agreement attached

10.44(11)                   Common Stock Purchase Warrant dated January 17, 1995
                            issued to Financing for Science International, Inc.

10.45(11)                   Agreement  for Sale of  Equipment  and Rights  Under
                            User Agreement  dated as of December 7, 1994 between
                            Financing for Science International, Inc. and Embrex

10.46(5) Letter of Agreement for $6.0 million Convertible Regulation S Private Placement by and between the Company and Swartz Investments, Inc., as placement agent

10.47(2) Limited License and Supply Agreement dated as of July 20, 1995 between Embrex and Webster

10.48(4) Amendments dated August 1, 1996 and November 11, 1996 to Limited License and Supply Agreement dated as of July 20, 1995 between Embrex and Webster

10.49(2)                    Agreement  dated  as of  January  22,  1996  between
                            Embrex and Select

10.50(2)                    Letter  Agreement  dated  as  of  January  22,  1996
                            between Select and Embrex

10.51(2) License dated as of January 22, 1996 granted by Select to Embrex

10.52(2) Commitment letter accepted June 14, 1995 between Embrex and Financing for Science International, Inc. for $2.0 million capital lease financing facility

10.53(2) Stock Purchase Warrant dated June 9, 1995 issued to Financing for Science International, Inc.

10.54(2) Financing Agreement (Number 10783) dated as of October 30, 1995 between Lease Management Services, Inc. and Embrex, and Addendum thereto dated October 30, 1995 attached

10.55(2) License Agreement dated October 30, 1995 between Embrex and Lease Management Services, Inc.

10.56(2) Sublicense Agreement dated as of October 30, 1995 between Embrex and Lease Management Services, Inc.

10.57(2)                    Movable Hypothec on Equipment and Contracts dated as
                            of  October  30,  1995  between   Embrex  and  Lease
                            Management Services, Inc.

10.58(2) Warrant to Purchase 30,000 Shares of Common Stock dated October 30, 1995 issued to Lease Management Services, Inc.

10.59(2) Intercreditor Agreement dated as of October 31, 1995 among Financing for Science International, Inc., Lease Management Services, Inc., and Embrex.

10.60(4)                    Embrex Europe Limited Loan Agreement  dated April 3,
                            1996

21                          Subsidiaries

Exhibits                    Description
--------                    -----------

23 Consent of Ernst & Young LLP to the inclusion of their report dated February 20, 1998 with respect to the consolidated financial statements of the Company in this Form 10-K and the incorporation by reference of such report into the Registration Statement on Form S-3 (No. 333-18231), as filed with the Securities and Exchange Commission on December 19, 1996, and into the Registration Statements under the Securities Act of 1933 on Form S-8 (Registration Nos. 33-51582, 33-63318 and 333-04109), as filed with the Securities and Exchange Commission on September 1, 1992, May 25, 1993, and May 20, 1996,
                            respectively, and to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 33-63318) pertaining to the Employee Stock Purchase Plan of their report dated March 19, 1998 with respect to the financial statements of the Embrex, Inc. Employee Stock Purchase Plan included in this Form 10-K.

24                          Powers of Attorney

27.1 Financial Data Schedule to the Company's Form 10-K for the year ended December 31, 1997.

27.2 Restated Financial Data Schedule to the Company's Form 10-Q for the quarter ended September 30, 1997 as filed with the Securities and Exchange Commission on November 10, 1997 due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" on December 31, 1997.


27.3 Restated Financial Data Schedule to the Company's Form 10-Q for the quarter ended June 30, 1997 as filed with the Securities and Exchange Commission on August 12, 1997, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" on December 31, 1997.

27.4 Restated Financial Data Schedule to the Company's Form 10-Q for the quarter ended March 31, 1997 as filed with the Securities and Exchange Commission on May 7, 1997, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" on December 31, 1997, and to reflect a restatement of the Company's _____________ for such quarter.

27.5 Restated Financial Data Schedule to the Company's Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 31, 1997, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" on December 31, 1997.

27.6 Restated Financial Data Schedule to the Company's Form 10-Q for the quarter ended September 30, 1996 as filed with the Securities and Exchange Commission on November 30, 1996, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" on December 31, 1997.

27.7 Restated Financial Data Schedule to the Company's Form 10-Q for the quarter ended June 30, 1996 as filed with the Securities and Exchange Commission on August 12, 1996, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" on December 31, 1997.

27.8 Restated Financial Data Schedule to the Company's Form 10-Q for the quarter ended March 31, 1996 as filed with the Securities and Exchange Commission on May 13, 1996, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" on December 31, 1997.

99                          Risk Factors relating to the Company

----------
     (1) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for fiscal year ending December 31, 1991 and incorporated herein by reference

     (2) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1995 and incorporated herein by reference

     (3) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended June 30, 1996 and incorporated herein by reference

     (4) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for fiscal year ending December 31, 1996 and incorporated herein by reference

     (5) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended June 30, 1995 and incorporated herein by reference

     (6) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended March 31, 1995 and incorporated herein by reference

     (7) Exhibit to the Company's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on March 22, 1996 and incorporated herein by reference

     (8) Exhibit to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Registration No. 33-42482) effective November 7, 1991 and incorporated herein by reference

     (9) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1992 and incorporated herein by reference

     (10) Exhibit to the Company's Form 10-KSB, as amended, as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1993 and incorporated herein by reference

     (11) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1994 and incorporated herein by reference