Form 10-Q
period 1998-03-31
EMBREX INC/NC
filed 1998-05-08
CIK 878725

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                          Commission File No. 000-19495



                                  Embrex, Inc.
                                  ------------
             (Exact name of registrant as specified in its charter)


            North Carolina                                 56-1469825
            --------------                                 ----------
   (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                    Identification No.)


               1035 Swabia Court, Durham, NC             27703
       ----------------------------------------------------------
       (Address of principal executive offices)        (Zip Code)


         Registrant's telephone no. including area code: (919) 941-5185



Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares of Common Stock, $0.01 par value, outstanding as of April 30, 1998, was 8,246,057.

                                  EMBREX, INC.
                                      INDEX

Part I                                                                   Page
        Financial Information:                                          ------

            Item 1:  Financial Statements

                Balance Sheets..........................................3 of 12

                Statements of Operations................................4 of 12

                Statements of Cash Flows................................5 of 12

                Notes to Consolidated Financial Statements..............6 of 12

            Item 2:

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations...........7 of 12

            Item 3:

                Quantitative and Qualitative Disclosures
                About Market Risk.......................................9 of 12

Part II

        Other Information:

        Item 1: Legal Proceedings......................................10 of 12

        Item 2: Changes in Securities..................................10 of 12

        Item 3: Defaults Upon Senior Securities........................10 of 12

        Item 4: Submission of Matters to a Vote of Security Holders....10 of 12

        Item 5: Other Information......................................10 of 12

        Item 6: Exhibits and Reports on Form 8-k.......................10 of 12

        Signatures.....................................................11 of 12

        Exhibit Index..................................................12 of 12

PART I - FINANCIAL INFORMATION
   Item 1 - Financial Statements

                                  Embrex, Inc.


CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                           MARCH 31         DECEMBER 31
                                                                            1998                1997
                                                                      --------------       ---------------
                                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents......................................... $       6,815       $       8,580
    Restricted Cash...................................................           275                 275
    Inventories:
        Materials and supplies........................................           971                 898
        Product.......................................................         1,249                 603
    Accounts receivable - trade.......................................         2,802               2,772
    Other current assets..............................................           799                 595
                                                                      --------------       ---------------
        TOTAL CURRENT ASSETS..........................................        12,911              13,723

INOVOJECT(R)SYSTEMS UNDER CONSTRUCTION................................           471                 690

INOVOJECT(R)SYSTEMS....................................................       22,025              21,024
    Less accumulated depreciation......................................      (13,244)            (12,149)
                                                                      --------------       ---------------
                                                                               8,781               8,875

EQUIPMENT, FURNITURE AND FIXTURES ....................................         4,093               3,601
    Less accumulated depreciation and amortization....................        (2,132)             (2,041)
                                                                      --------------       ---------------
                                                                               1,961              1 ,560
OTHER ASSETS:
    Patents and exclusive licenses of patentable technology (net of
        accumulated amortization of $88 in 1998 and $80 in 1997) .....           303                 309
    Other non-current assets  ........................................             4                   4
                                                                      --------------       ---------------
TOTAL ASSETS    ......................................................   $    24,431        $     25,161
                                                                      ==============       ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable..................................................  $      1,080       $       1,312
    Accrued expenses..................................................         1,631               2,147
    Current portion of capital lease obligations......................         2,254               2,391
    Current portion of long-term debt.................................           268                 292
                                                                      --------------       ---------------
        TOTAL CURRENT LIABILITIES.....................................         5,233               6,142

CAPITAL LEASE OBLIGATIONS, less current portion.......................         2,634               3,269
LONG-TERM DEBT, less current portion..................................             9                   9
SHAREHOLDERS' EQUITY
    Common Stock,$.01 par value:
        Authorized - 30,000,000 shares
        Issued and outstanding -
            8,245,388 and 8,239,946 shares at March 31, 1998 and
            December 31, 1997, respectively...........................            82                  82
    Additional paid-in capital........................................        54,812              54,788
    Currency translation adjustments..................................            67                (196)
    Accumulated deficit...............................................       (38,406)            (38,933)
                                                                      --------------       ---------------
        TOTAL SHAREHOLDERS' EQUITY....................................        16,555              15,741
                                                                      --------------       ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................  $    24,431         $    25,161
                                                                      ==============       ===============

                                  Embrex, Inc.


CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                      --------------------------------
                                                                          1998                1997
                                                                      -------------        -----------
REVENUES
    INOVOJECT(R)SYSTEM revenue....................................... $     6,579         $     5,668
    Product sales....................................................         254                 206
    Other revenue....................................................          24                  51
                                                                      -------------        -----------
        TOTAL REVENUES...............................................       6,857               5,925
COST OF PRODUCT SALES AND INOVOJECT(R)SYSTEM REVENUES................       3,209               2,822
                                                                      -------------        -----------
          GROSS PROFIT...............................................       3,648               3,103
OPERATING EXPENSES
    General and administrative.......................................       1,799               1,364
    Sales and marketing..............................................         197                 199
    Research and development.........................................         861               1,015
                                                                      -------------        -----------
        TOTAL OPERATING EXPENSES.....................................       2,857               2,578
                                                                      -------------        -----------
OPERATING INCOME.....................................................         791                 525
OTHER INCOME (EXPENSE)
    Interest income..................................................          80                 123
    Interest expense.................................................        (215)               (323)
                                                                      -------------        -----------
        TOTAL OTHER EXPENSE..........................................        (135)               (200)
                                                                      -------------        -----------
       INCOME BEFORE TAXES...........................................         656                 325
INCOME TAXES    .....................................................         129                  63
                                                                      -------------        -----------
        NET INCOME ..................................................$        527         $       262
                                                                      =============        ===========
NET INCOME PER SHARE OF COMMON STOCK:
    Basic............................................................$       0.06         $      0.03
    Diluted..........................................................$       0.06         $      0.03

WEIGHTED AVERAGE NUMBER OF SHARES USED IN PER-SHARE CALCULATION:
    Basic............................................................       8,243               8,058
    Diluted..........................................................       8,334               8,278

                                  Embrex, Inc.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN THOUSANDS)


                                                                                        THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                 ------------------------------
                                                                                     1998               1997
                                                                                 ----------          ----------
Operating Activities
    Net Income................................................................   $      527           $     262
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Depreciation and amortization..........................................       1,194                 875
        Changes in operating assets and liabilities:
            Accounts receivable, inventories and other current assets..........        (948)               (456)
            Accounts payable and accrued expenses...............................       (748)                697
                                                                                 ----------          ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...........................           25               1,378

Investing Activities
    Purchases of short-term investments......................................             0                (503)
    Purchases of INOVOJECT(R)systems, equipment, furniture and fixtures..........    (1,274)               (996)
    Decrease (Increase) in patents and other noncurrent assets...............            (2)                302
                                                                                 ----------          ----------
NET CASH PROVIDED BY (USED IN) USED IN INVESTING ACTIVITIES.....................     (1,276)             (1,197)

Financing Activities
    Issuance of Common Stock..................................................           24                 152
    Payments on long-term debt.................................................         (29)                (29)
    Proceeds from capital lease obligations...................................           26                  19
    Payments on capital lease obligations.......................................       (798)               (776)
                                                                                 ----------          ----------
NET CASH PROVIDED BY (USED IN) PROVIDED BY FINANCING ACTIVITIES................        (777)               (634)
                                                                                 ----------          ----------

Increase (Decrease) In Cash And Cash Equivalents ...............................     (2,028)               (453)
Currency Translation Adjustments...............................................         263                (103)
Cash and cash equivalents at beginning of period................................      8,580               9,036
                                                                                 ----------          ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................  $   6,815            $  8,480
                                                                                 ==========          ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
During 1997, $125,000 of outstanding debentures along with $18,000 of accrued interest were converted into 28,673 shares of Common Stock net of unamortized debt issuance costs totaling $1,000.

                                  EMBREX, INC.
                                    FORM 10-Q
                                 March 31, 1998


NOTES TO CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited and Embrex Sales, Inc. (collectively referred to as the Company) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.


NOTE 2 - NET INCOME PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" which established new standards for computing and presenting net income per share information. As required, the Company adopted the provisions of Statement No. 128 in its 1997 financial statements. Basic net income per share was determined by dividing net income available for common shareholders by the weighted average number of common shares outstanding during each year. Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all convertible securities and issued and unexercised stock options.


NOTE 3 - COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Initial application of this Statement is required for interim periods of fiscal years beginning after December 15, 1997; however, interim period disclosure is limited to reporting a total for comprehensive income. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $790,000 and $158,000 for the three months ended March 31, 1998 and 1997, respectively. Embrex's total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented.

                                  EMBREX, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

Consolidated revenues for the first quarter totaled $6.9 million, representing an increase of $1.0 million (16 percent) over the prior year first quarter. INOVOJECT(R) system revenues reached $6.6 million for the 1998 period, an increase of 16 percent compared to the 1997 period. Most of the 1998 and 1997 INOVOJECT(R) system revenues were derived from INOVOJECT(R) system lease fees. The growth in INOVOJECT(R) system revenues was due to an 11 percent increase in the number of INOVOJECT(R) systems operating under lease agreements in the United States and Canada, and in select international markets. Given its approximate 80% market penetration in the United States and Canada, the Company anticipates diminished growth in the number of INOVOJECT(R) system installations in that market.

Product revenues increased from $206,000 in the 1997 period to $254,000 in the 1998 period. Sales of the Company's proprietary viral neutralizing factor product (VNF(R)) and Bursaplex(TM) accounted for the Company's 1998 and 1997 product revenues. Bursaplex(TM) is a product which combines the Company's VNF(R) compound with an Infectious Bursal Disease (IBD) vaccine. In January 1997, the USDA granted approval for IN OVO use of Bursaplex(TM).

Consolidated revenues grew faster than the cost of product sales and INOVOJECT(R) revenues, resulting in an improvement in gross profit from 52% of total revenues during the first quarter in 1997, to 53% during the comparable 1998 quarter.

Operating expenses increased from $2.6 million during the first quarter of 1997, to $2.9 million during the first quarter of 1998. This increase reflects the combination of $259,000 attributable to general corporate expense and legal fees related to patent infringement lawsuits filed by the Company and related matters, and $175,000 pertaining to stepped-up international activity, principally in Asia, offset by lower research and development expense which was $155,000 less relative to the comparable 1997 quarter.

Net interest expense totaled $135,000 for the first quarter of 1998 compared to $200,000 for the same period in 1997. The $65,000 decrease is a function of lower interest expense following from reductions in lease and debt obligations.

Recurring INOVOJECT(R) system lease revenues and improved gross margins enabled Embrex to post a substantial improvement in its first quarter after-tax profit. The Company doubled its net income for the period, with first quarter results of $527,000 representing an increase of $265,000 over the comparable period in 1997. Diluted net income per common share was $.06 for the 1998 quarter based on
8.3 million weighted average shares outstanding, compared to diluted earnings of $.03 per share based on 8.3 million weighted average shares outstanding in the comparable 1997 period. Included in the weighted average shares outstanding in the 1998 period are 91,000 common shares attributable to the dilutive impact of the potential exercise of outstanding stock options.

Embrex's general ledger and primary financial accounting software is a DOS-based application that operates on a client-server network. While this system uses only two digits to identify a year in the date field, replacement of this system with a Windows(TM)-based application is underway and is expected to be concluded before year end. The Company believes that the additional costs associated with the Year 2000 aspects of the replacement will be immaterial.

For the remainder of the year, the goals of management are to maintain profitability, to continue its efforts to achieve worldwide placements of the INOVOJECT(R) system, to continue development of proprietary IN OVO vaccines, and to strive for additional efficiencies in INOVOJECT(R) system operations. Growth in INOVOJECT(R) system fees and revenue from the sale of vaccine products during the rest of 1998, if any, will be a function of the rate at which the marketplace outside the United States and Canada accepts INOVOJECT(R) system technology, and the timing of approvals of Bursamune(TM) and third-party vaccines for IN OVO use. In addition, normal fluctuations in the market price of grain, domestic consumption levels and export opportunities in all Embrex markets may impact the timing and quantity of egg injections and the corresponding IN OVO administration of vaccines. Moreover, additional delays in obtaining U.K. regulatory approval for the sale of Bursamune(TM) would negatively impact the Company's ability to generate revenue from both the use of INOVOJECT(R) systems, and the sale of vaccine products in certain European markets.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At March 31, 1998, the total of the Company's cash and short-term investment balances decreased by $1.8 million, to $6.8 million from $8.6 million at December 31, 1997. Working capital increased to $7.7 million at March 31, 1998 from $7.6 million at year-end 1997, principally reflecting higher inventory balances, and reduced liabilities associated with accounts payable and accrued expenses.

Operating activities were essentially cash neutral during the first quarter of 1998, generating a net increase in cash of $25,000. This was the result of using substantially all of the $1.7 million provided by operations to purchase product and materials and supplies inventory ($948,000), and to settle obligations reflected in accounts payable and accrued expenses ($748,000).

Investing activities consumed $1.3 million, reflecting a net increase of $782,000 in the capitalized cost of INOVOJECT(R) systems attributable to new and planned installations worldwide, and the use of $492,000 related to the construction and furnishing of the Company's Avian Research Facility which was opened in February 1998.

Financing activities consumed $777,000 of cash, primarily reflecting the repayment of capital lease obligations principally incurred to finance INOVOJECT(R) systems and other equipment additions.

As of March 31, 1998 the Company had outstanding purchase commitments of approximately $2.6 million related to the acquisition of materials and supplies for the construction and maintenance of INOVOJECT(R) systems.

Based on its current operations, management believes that its available cash and cash equivalents, together with cash flow from operations will be sufficient to meet its foreseeable cash requirements.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements, including statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially, including without limitation the ability of the Company to penetrate new markets, successfully conclude its patent litigation, complete commercial development of potential future products or obtain regulatory approval of its products, which approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, potential changes in regulations, and the Company's dependence on certain customers. Additional information on these risks and other factors which could affect the Company's financial results are included in the Company's Form 10-K filed with the Securities and Exchange Commission and other filings with the SEC, including the Company's Forms 10-Q and 8-K.


Item 3. Qualitative and Quantitative Disclosures About Market Risk. Not applicable.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

For a description of certain patent infringement proceedings initiated by the registrant and related legal proceedings, see registrant's Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998.

Item 2.  Changes in Securities and Use of Proceeds.

         On or about March 19, 1998, the registrant issued approximately 23,906 shares of its Common Stock to certain officers and employees as compensation, in lieu of cash, in reliance upon a claim of exemption from registration pursuant to Section 4(2) of the Securities Act of 1993, as amended, because such issuance did not involve a public offering.

Item 3.  Defaults Upon Senior Securities.    Not applicable.


Item 4.  Submission of Matters to a Vote of
         Security Holders.    Not applicable.


Item 5.  Other information.   Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

          27 - Financial Data Schedule

          (b) Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May ____, 1998

                            EMBREX, INC.




                            By:______________________________________________

                            Randall L. Marcuson
                            President and Chief Executive Officer



                            By:______________________________________________
                            Don T. Seaquist
                            Vice President, Finance and Administration
                            (Principal Financial and Chief Accounting Officer)

                                  Embrex, Inc.
                               File No. 000-19495

                                   Form 10-Q
                            For the Quarterly Period
                              Ended March 31, 1998


                                 EXHIBIT INDEX


Exhibit
-------
27                         Financial Data Schedule