Form 10-Q
period 1998-06-30
EMBREX INC/NC
filed 1998-08-13
CIK 878725

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   _X_           No ___

The number of shares of Common Stock, $0.01 par value, outstanding as of July 31, 1998, was 8,261,020.

                                  EMBREX, INC.
                                      INDEX


                                                                          Page
                                                                          ----
Part I
        Financial Information:
            Item 1 - Financial Statements:

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

            Item 3:

                Quantitative and Qualitative Disclosures
                About Market Risk.......................................10 of 13

Part II
        Other Information:

        Item 1: Legal Proceedings.......................................10 of 13

        Item 2: Changes in Securities...................................11 of 13

        Item 3: Defaults Upon Senior Securities.........................11 of 13

        Item 4: Submission of Matters to a Vote of Security Holders ....11 of 13

        Item 5: Other Information.......................................12 of 13

        Item 6: Exhibits and Reports on Form 8-K........................12 of 13

        Signatures......................................................13 of 13

        Exhibit Index...................................................14 of 13

PART I - FINANCIAL INFORMATION
        Item 1 - Financial Statements

                                  Embrex, Inc.

Consolidated Balance Sheets
(Dollars in thousands)

                                                                            June 30   December 31
                                                                              1998        1997
                                                                            --------    --------
                                                                          (unaudited)
ASSETS
Current Assets
    Cash and cash equivalents ...........................................   $  7,366    $  8,580
    Restricted Cash .....................................................        275         275
    Inventories:
        Materials and supplies ..........................................        970         898
        Product .........................................................      1,225         603
    Accounts receivable - trade (net of a $43 provision for uncollectible
          accounts at June 30, 1998) ....................................      3,024       2,772
    Other current assets ................................................        651         595
                                                                            --------    --------
        Total Current Assets ............................................     13,511      13,723

INOVOJECT(R)Systems Under Construction ..................................        539         690

INOVOJECT(R)Systems .....................................................     22,882      21,024
    Less accumulated depreciation .......................................    (14,416)    (12,149)
                                                                            --------    --------
                                                                               8,466       8,875

Equipment, Furniture and Fixtures .......................................      4,494       3,601
    Less accumulated depreciation and amortization ......................     (2,244)     (2,041)
                                                                            --------    --------
                                                                               2,250       1,560
Other Assets:
    Patents and exclusive licenses of patentable technology (net of
        accumulated amortization of $96 in 1998 and $80 in 1997) ........        293         309
    Other non-current assets ............................................          4           4
                                                                            --------    --------
Total Assets ............................................................   $ 25,063    $ 25,161
                                                                            ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable ....................................................   $    833    $  1,312
    Accrued expenses ....................................................      2,372       2,147
    Current portion of capital lease obligations ........................      2,654       2,391
    Current portion of long-term debt ...................................        241         292
                                                                            --------    --------
        Total Current Liabilities .......................................      6,100       6,142

Capital Lease Obligations, less current portion .........................      1,779       3,269
Long-Term Debt, less current portion ....................................         11           9
Shareholders' Equity Common Stock,$.01 par value:
        Authorized - 30,000,000 shares
        Issued and outstanding -
            8,250,976 and 8,239,946 shares at June 30, 1998 and
            December 31, 1997, respectively .............................         83          82
    Additional paid-in capital ..........................................     54,829      54,788
    Currency translation adjustments ....................................         62        (196)
    Accumulated deficit .................................................    (37,801)    (38,933)
                                                                            --------    --------
        Total Shareholders' Equity ......................................     17,173      15,741
                                                                            --------    --------
Total Liabilities and Shareholders' Equity ..............................   $ 25,063    $ 25,161
                                                                            ========    ========

                                  Embrex, Inc.



Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)



                                                                    Three Months Ended      Six Months Ended
                                                                          June 30                 June 30
                                                                   --------------------    --------------------
                                                                     1998        1997        1998        1997
                                                                   --------    --------    --------    --------
Revenues
    INOVOJECT(R)System revenue .................................   $  6,574    $  5,619    $ 13,152    $ 11,287
    Product sales ..............................................        266         293         521         499
    Other revenue ..............................................        121          10         145          61
                                                                   --------    --------    --------    --------
        Total Revenues .........................................      6,961       5,922      13,818      11,847
Cost of Product Sales and INOVOJECT(R)System Revenues ..........      3,474       2,911       6,683       5,733
                                                                   --------    --------    --------    --------
        Gross Profit ...........................................      3,487       3,011       7,135       6,114

Operating Expenses
    General and administrative .................................      1,552       1,250       3,352       2,614
    Sales and marketing ........................................        126         172         323         371
    Research and development ...................................        940         981       1,800       1,996
                                                                   --------    --------    --------    --------
        Total Operating Expenses ...............................      2,618       2,403       5,475       4,981

Operating Income ...............................................        869         608       1,660       1,133

Other Income (Expense)
    Interest income ............................................         73         122         152         245
    Interest expense ...........................................       (137)       (282)       (352)       (605)
                                                                   --------    --------    --------    --------
        Total Other Expense ....................................        (64)       (160)       (200)       (360)
                                                                   --------    --------    --------    --------

Income Before Taxes ............................................        805         448       1,460         773
Income Taxes ...................................................       (200)        (31)       (328)        (94)
                                                                   --------    --------    --------    --------
        Net Income .............................................   $    605    $    417    $  1,132    $    679
                                                                   ========    ========    ========    ========

Net Income Per Share of Common Stock:
   Basic .......................................................   $   0.07    $   0.05    $   0.14    $   0.08
   Diluted .....................................................   $   0.07    $   0.05    $   0.14    $   0.08

Weighted Average Number of Shares Used in Per-Share Calculation:
   Basic .......................................................      8,249       8,203       8,246       8,131
   Diluted .....................................................      8,340       8,380       8,337       8,329

                                  Embrex, Inc.



Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

                                                                           Six Months Ended June 30
                                                                           ------------------------
                                                                               1998       1997
                                                                             -------    -------
OPERATING ACTIVITIES
    Net income ...........................................................   $ 1,132    $   679
    Adjustments to reconcile net income to net cash (used in)  provided by operating activities:
        Depreciation and amortization ....................................     2,486      1,871
        Changes in operating assets and liabilities:
            Accounts receivable, inventories and other current assets ....      (998)      (365)
            Accounts payable and accrued expenses ........................      (254)       669
                                                                             -------    -------
Net Cash (Used In) Provided By Operating Activities ......................     2,366      2,854
                                                                             -------    -------

INVESTING ACTIVITIES
    Purchases of short-term investments ..................................         0        876
    Purchases of INOVOJECT(R)systems, equipment, furniture and fixtures ..    (2,600)    (1,713)
    Decrease in patents and other noncurrent assets ......................         0         36
                                                                             -------    -------
Net Cash (Used In) Provided By Investing Activities ......................    (2,600)      (801)
                                                                             -------    -------

FINANCING ACTIVITIES
    Issuance of common stock .............................................        42        185
    Additions to long-term debt ..........................................         2          4
    Payments on long-term debt ...........................................       (55)       (60)
    Proceeds from capital lease obligations ..............................        70         35
    Payments on capital lease obligations ................................    (1,297)    (1,566)
                                                                             -------    -------
Net Cash (Used In) Provided By Financing Activities ......................    (1,238)    (1,402)
                                                                             -------    -------

(Decrease) Increase in Cash and Cash Equivalents .........................    (1,472)       651
Currency Translation Adjustments .........................................       258        (83)
Cash and cash equivalents at beginning of period .........................     8,580      9,036
                                                                             -------    -------
Cash and Cash Equivalents At End Of Period ...............................   $ 7,366    $ 9,604
                                                                             =======    =======



Supplemental Schedule of Noncash Financing Activity:

During 1997, $425,000 of outstanding debentures along with $66,000 of accrued interest were converted into 98,267 shares of Common Stock net of unamortized debt issuance costs totaling $1,000.

                                  EMBREX, INC.
                                    FORM 10-Q
                                  June 30, 1998


NOTES TO CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited and Embrex Sales, Inc. (collectively referred to as the Company) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.


NOTE 2 - COMPREHENSIVE INCOME

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income (SFAS 130). This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Initial application of this Statement is required for interim periods of fiscal years beginning after December 15, 1997; however, interim period disclosure is limited to reporting a total for comprehensive income. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $600,000 and $438,000 for the three months ended June 30, 1998 and 1997, respectively, and $1,390,000 and $596,000 for the six months ended June 30, 1998 and 1997, respectively. Embrex's total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

Consolidated revenues for the second quarter of 1998 totaled $7.0 million, representing an 18% increase of $1 million over the same period in 1997. During this time, the Company achieved a 17% increase of approximately $1 million in INOVOJECT(R) system revenue to $6.6 million from $5.6 million during the comparable period in 1997. Substantially all of the 1998 and 1997 INOVOJECT(R) system revenues were derived from INOVOJECT(R) system lease fees, in the United States and Canada, and select international markets, with the growth in lease revenues principally due to a 9% year-over-year increase in the number of INOVOJECT(R) systems operating under lease agreements, and higher machine throughput. Given its approximate 80% market penetration in the United States and Canada, the Company anticipates diminished growth in the number of INOVOJECT(R) system installations in that market.

Reflecting the on-going delay associated with obtaining regulatory approval for the sale of Bursamune(TM) in the United Kingdom, revenue from product sales declined 9% to $266,000 from the $293,000 recorded a year earlier. Overall, the Company's gross profit margin during the second quarter remained relatively unchanged at 50.1%, compared to 50.8% in the 1997 period.

Operating expenses increased to $2.6 million for the second quarter of 1998, up $215,000 from the comparable 1997 amount. This change reflects increases of $302,000 primarily attributable to general corporate expense and international expansion, and $65,000 associated with product research and development, offset by savings of $152,000 related to timing differences from the 1997 period, and operating efficiencies.

Net interest expense decreased 60% from $160,000 in the 1997 period to $64,000 in 1998. This net reduction follows from diminishing interest expense payments on INOVOJECT(R) system leases, offset by comparatively lower interest earnings on a smaller amount of invested cash.

The stronger bottom-line performance demonstrates the benefit of the Company's focus on revenue growth and on maintaining INOVOJECT(R) system operating efficiencies, the combination of which enabled the Company to post record second quarter net income. Net income of $605,000 for the quarter ended June 30, 1998 increased to 145% of the $417,000 profit earned during the comparable 1997 period. Diluted earnings per share increased by 40%, to $.07 for the 1998 second quarter versus $.05 per share in the comparable 1997 period. Weighted average shares of common stock outstanding were relatively unchanged at 8.3 million shares for the 1998 quarter versus 8.4 million at the end of the second quarter of 1997.

Six Months Ended June 30, 1998 and 1997

Consolidated revenues for the six months ended June 30, 1998 totaled $13.8 million, up 17% from $11.8 million a year earlier. This increase is principally attributable to stronger INOVOJECT(R) system revenues which account for 95% of the $13.8 million total. Consistent with the 9% increase from June 30, 1997 in the number of INOVOJECT(R) systems installed under lease agreements, and higher machine throughput, INOVOJECT(R) system revenues showed a year-over-year increase of 17%, growing $1.9 million to $13.2 million. Substantially all of the 1998 and 1997 INOVOJECT(R) system revenues were derived from INOVOJECT(R) system lease fees.

Cost of product and INOVOJECT(R) system revenues totaled $6.7 million (48% of total revenues) for the first six months of 1998 compared to $5.7 million (48% of total revenues) for the same 1997 period, resulting in first-half gross margins of 52% for the 1998 and the 1997 periods.

Operating expenses for the six months ended June 30, 1998 increased to $5.5 million, up $494,000 from the comparable 1997 amount. The increase principally reflects $738,000 attributable to general corporate expense associated with higher domestic sales, international expansion, and legal fees related to patent infringement lawsuits filed by the Company and related matters; and $32,000 associated with product research and development, offset by savings of $276,000 related to timing differences from the 1997 period, and operating efficiencies.

Net interest expense decreased by $160,000 from $360,000 for the six months ended June 30, 1997 to $200,000 for the same 1998 period. This 44% improvement represents the net impact of a $253,000 decrease in interest expense attributable to reductions in lease and debt obligations, offset by $93,000 less interest earned on short-term investment balances.

Net income for the six months ended June 30, 1998 of $1,132,000 represents 167% of the $679,000 reported for the same period ended June 30, 1997. The increase of $453,000 translates into diluted earnings during the first half of 1998 that, at $.14 per weighted average share of common stock outstanding, equals 175% of the $.08 per weighted average share reported for the six months ended June 30,1997. Weighted average shares of common stock outstanding of 8.3 million shares were unchanged at the end of both the second quarter of 1998 and 1997.

Given its approximate 80% market penetration in the United States and Canada, the Company anticipates diminished growth in the number of INOVOJECT(R) system installations in that market. Nevertheless, management anticipates further revenue growth throughout the balance of 1998 relative to the levels achieved in 1997. This growth is expected to come primarily from existing INOVOJECT(R) system operations in the United States and Canada, and new INOVOJECT(R) system leases in other countries, and secondarily from sales of the Company's Bursaplex(TM) product to poultry producers.

Bursaplex(TM), a product which combines the Company's VNF(R) compound with an Infectious Bursal Disease (IBD) vaccine, and which in 1997 was granted final approval from the United States Department of Agriculture for both post-hatch and in ovo delivery in the United States, has also received final approval from equivalent regulatory authorities in South Korea, Peru, Equador, and Pakistan.

Bursamune(TM), which also contains Embrex's VNF(R) compound, is an IBD vaccine produced by Cyanamid Websters, the Australian affiliate of Fort Dodge Animal Health, a division of American Home Products. Fort Dodge is the official registrant of Bursamune(TM) in Europe, the Middle East, and Africa for regulatory purposes. Bursamune(TM) is under regulatory review in certain countries in Europe and the Middle East. In June 1997, Fort Dodge indicated that its application United Kingdom regulatory approval of Bursamune(TM) had been provisionally disapproved; however, the United Kingdom regulatory authority requested that further data be supplied. Both companies are cooperating with the regulatory authority to supply the requested information and it is anticipated that the review process will be completed in 1998.

For the remainder of the year, the goals of management are to maintain profitability, to continue its efforts to achieve worldwide placements of the INOVOJECT(R) system, and to continue development of proprietary in ovo vaccines. Growth in INOVOJECT(R) system fees and revenue from the sale of vaccine products during the rest of 1998 will be a function of the rate at which the marketplace outside the United States and Canada accepts INOVOJECT(R) system technology, the
timing of   approvals  of Bursamune  (TM) and Bursaplex (TM),  and  third-party vaccines for in ovo use. In addition, normal fluctuations in the market price of grain, domestic consumption levels and export opportunities in all Embrex markets may impact the timing and quantity of egg injections and the corresponding in ovo administration of vaccines. Moreover, additional delays in obtaining U.K. regulatory approval for the sale of Bursamune(TM) would negatively impact the Company's ability to generate revenue from both the use of INOVOJECT(R) systems, and the sale of vaccine products in certain European markets.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At June 30, 1998, the Company's cash, cash equivalents and restricted cash ($275,000) balances totaled $7.6 million, down approximately $1.2 million from the $8.8 million on hand at year-end 1997.

Operating activities generated approximately $2.4 million in cash during the first half of 1998, reflecting increases attributable to $1.1 million in net income and $2.5 million from depreciation and amortization, the total of which was offset by a $998,000 increase in accounts receivable, inventories, and other current assets, and a $254,000 decrease in accounts payable and accrued expenses. During the same period, investing activities consumed $2.6 million for the purchase of INOVOJECT(R) systems to accommodate domestic and international growth, and for leasehold improvements associated with construction of the Company's avian research facility.

Net financing activities consumed $1.2 million during the period largely as a result of repayments on capital lease obligations.

As of June 30, 1998 the Company had outstanding purchase commitments of approximately $3.3 million related to production of the Company's Bursaplex(TM) and Bursamune(TM) products, and materials and supplies for the construction and maintenance of INOVOJECT(R) egg injection systems.

Based on its current operations, management believes that its available cash and cash equivalents, together with cash flow from operations will be sufficient to fund its capital investments and continued international expansion during the balance of 1998.

YEAR 2000 ISSUES

The Company has authorized the formation of a team to assess Year 2000 issues; however, this assessment is not complete and the costs of achieving full Year 2000 readiness has not yet been determined. Embrex has determined that its general ledger and primary financial accounting software is a DOS-based application that operates on a client server network and that this application uses only two digits to identify a year in the date field. The Company intends to replace this application with a Windows(TM)-based system. Irrespective of the Year 2000 issue, the Company needs to upgrade its accounting system to meet the demands of its business, and is in the process of developing the implementation plan for this upgrade. The Company believes that the additional costs associated with the Year 2000 aspects of the upgrade will be immaterial.

For a description of certain other Year 2000 matters and related risk factors, see Exhibit 99 to the registrant's Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998 under the heading "RISK FACTORS -- Upgrade to Company's Internal Systems and Year 2000 Compliance."

FORWARD-LOOKING STATEMENTS

This report contains  "forward-looking"  statements,  including  statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially, including without limitation the ability of the Company to penetrate new markets, the outcome of its patent litigation if appealed, complete commercial development of potential future products or obtain regulatory approval of its products, which approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, potential changes in regulations, and the Company's dependence on certain customers. Additional information on these risks and other factors which could affect the Company's financial results are included in the Company's Form 10-K filed with the Securities and Exchange Commission and other filings with the SEC, including the Company's Forms 10-Q and 8-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk. Not applicable.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

On July 30, 1998, a jury in the United States District Court for the Eastern District of North Carolina (Raleigh Division) returned verdicts in favor of Embrex in its actions against Service Engineering Corporation and Edward G. Bounds for patent infringement and breach of contract. The verdicts fully upheld the validity of all claims of the "Sharma" patent (United States Patent No. 4,450,630 exclusively licensed to Embrex by the United States Department of Agriculture) and found that the defendants willfully infringed all asserted claims of the patent. In addition, the verdicts found that the defendants had breached a 1995 infringement settlement agreement and that the breach was not in good faith. The verdicts rendered by the jury, which are subject to appeal by the defendants, awarded Embrex damages of $500,000 plus litigation expenses and court costs.

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

Item 2.  Changes in Securities.   Not applicable.

Item 3.  Defaults Upon Senior Securities.   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 21, 1998 the Annual Shareholders meeting was held and the following matters were submitted to the shareholders for a vote. There were 7,297,889 shares represented at the meeting in person or by proxy set and forth below is a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

Election of Directors:

                                                                 Votes              Votes           Votes
Director                         Votes For                     Withheld            Against         Abstained       Totals
--------                         ---------                     --------            -------         ---------      ---------
Charles E. Austin                6,337,153                       960,736             n/a               n/a        7,297,889
C. Daniel Blackshear             6,297,378                     1,000,511             n/a               n/a        7,297,889
Lester M. Crawford,
    D.V.M., Ph.D.                6,346,023                       951,866             n/a               n/a        7,297,889
Randall L. Marcuson              6,279,061                     1,018,828             n/a               n/a        7,297,889
Kenneth N. May, Ph.D.            6,344,853                       953,036             n/a               n/a        7,297,889
Arthur M. Pappas                 6,240,538                     1,057,351             n/a               n/a        7,297,889




Amend the Company's incentive stock option and nonstatutory stock option plan to increase the maximum number of shares of common stock available for issuance pursuant to the Plan:

                                                                Broker
       For               Against             Abstain           Non-Votes
       ---               -------             -------           ---------
     2,399,464           730,580              36,101          4,131,744

In accordance with applicable law, broker non-votes were not counted as "entitled to vote" on this matter.

Amend the Company's Bylaws to change the range of the number of Directors on the Board of Directors from a minimum of one (1) and maximum of seven (7) to a minimum of one (1) and maximum of twelve (12):

                                                                Broker
       For               Against             Abstain           Non-Votes
       ---               -------             -------           ---------
     6,325,789           911,154              60,946                   0

Ratify the action of the Board of Directors in appointing Ernst & Young LLP as independent accountants for the fiscal year ending December 31, 1998:

                                                                Broker
       For               Against             Abstain           Non-Votes
       ---               -------             -------           ---------
     7,248,812            30,356              18,721                  0

Item 5.  Other information.

Any proposals which shareholders intend to present for a vote at the Company's 1999 annual meeting of shareholders, and which such shareholders desire to have included in the Company's proxy materials related to that meeting, must be received by the Company on or before December 28, 1998. Proposals received after that date will not be considered for inclusion in such proxy materials.

In addition, if a shareholder intends to present a matter for a vote at the 1999 annual meeting of shareholders, other than by submitting a proposal for inclusion in the Company's proxy statement for that meeting, the shareholder must give timely notice in accordance with the Company's Bylaws. To be timely, a shareholder's notice must be received by the Company not more than 90 days and not less than 50 days before the meeting. The Company's Bylaws provide that an annual meeting may be held in any month; the 1998 annual meeting was held on May 21, 1998, and it is anticipated that the 1999 annual meeting will be held on a similar schedule.

Any shareholder proposal or notice described above must be in writing and sent to the Company by registered mail, return receipt requested, to the Company's executive offices at Post Office Box 13989, Research Triangle Park, North Carolina 27709, Attention: Corporate Secretary. Any such proposal or notice also will be subject to the requirements contained in the Company's Bylaws relating to shareholder proposals and any applicable requirements of the Securities Exchange Act of 1934.

The foregoing information supercedes the information regarding shareholder proposals set forth in the Company's proxy statement relating to its 1998 annual meeting, previously mailed to shareholders and filed with the Securities and Exchange Commission.

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


Date:  August 13, 1998

                               EMBREX, INC.


                               By:     /s/ Randall L. Marcuson
                                   ---------------------------------------
                               Randall L. Marcuson
                               President and Chief Executive Officer



                               By:      /s/ Don T. Seaquist
                                   ---------------------------------------
                               Don T. Seaquist
                               Vice President, Finance and Administration

                                  Embrex, Inc.
                               File No. 000-19495

                                    Form 10-Q
                            For the Quarterly Period
                               Ended June 30, 1998



                                  EXHIBIT INDEX




                                                                 Sequential
  Exhibit                                                       Page Number
  -------                                                       -----------

    27         Financial Data Schedule