Form 10-Q
period 1998-10-30
EMBREX INC/NC
filed 1998-11-16
CIK 878725

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

                         Commission File No. 000-19495



                                  Embrex, Inc.
        -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  North Carolina                        56-1469825
        --------------------------------------------------------------------
          (State or other jurisdiction of              (IRS Employer
          incorporation or organization)           Identification No.)


             1035 Swabia Court, Durham, NC                 27703
        --------------------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)


        Registrant's telephone no. including area code:  (919) 941-5185


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X           No
                             ------            ------

The number of shares of Common Stock, $0.01 par value, outstanding as of October 31, 1998, was 8,264,290.

                                 EMBREX, INC.
                                     INDEX

Part I                                                             Page
     Financial Information:                                        ----
        Item 1:  Financial Statements

           Balance Sheets.........................................3 of 13

           Statements of Operations...............................4 of 13

           Statements of Cash Flows...............................5 of 13

           Notes to Consolidated Financial Statements.............6 of 13

        Item 2:

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations..........7 of 14

        Item 3:

           Quantitative and Qualitative Disclosures
           About Market Risk.....................................10 of 14

Part II
     Other Information:

     Item 1: Legal Proceedings...................................11 of 14

     Item 2: Changes in Securities...............................11 of 14

     Item 3: Defaults Upon Senior Securities.....................11 of 14

     Item 4: Submission of Matters to a Vote of Security
             Holders.............................................11 of 14

     Item 5: Other Information...................................11 of 14

     Item 6: Exhibits and Reports on Form 8-K....................12 of 14

     Signatures..................................................13 of 14

     Exhibit Index...............................................14 of 14

PART I - FINANCIAL INFORMATION
     Item 1 - Financial Statements
                                 Embrex, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

                                                  September 30  December 31
                                                       1998        1997
                                                    -----------  ---------
                                                    (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents .....................   $  7,432    $  8,580
   Restricted Cash ...............................        275         275
   Inventories:
     Materials and supplies ......................        973         898
     Product .....................................      1,257         603
   Accounts receivable - trade (net of allowance
   for uncollectible accounts of $43 and $0 at
   September 30, 1998 and December 31, 1997,
   respectively) .................................      3,234       2,772
   Other current assets ..........................        510         595
                                                     --------    --------
     Total Current Assets ........................     13,681      13,723

INOVOJECT(R)Systems under construction ...........        398         690

INOVOJECT(R)Systems ..............................     23,711      21,024
   Less accumulated depreciation .................    (15,517)    (12,149)
                                                     --------    --------
                                                        8,194       8,875

EQUIPMENT, Furniture and Fixtures ................      4,734       3,601
   Less accumulated depreciation and amortization      (2,362)     (2,041)
                                                     --------    --------
                                                        2,372       1,560
Other Assets:
   Goodwill, patents, and exclusive licenses of
   patentable technology (net of accumulated
   amortization of $106 in 1998 and $80 in 1997) .        283         309
   Other non-current assets ......................          4           4
                                                     --------    --------
Total Assets .....................................   $ 24,932    $ 25,161
                                                     ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable ..............................   $    643    $  1,312
   Accrued expenses ..............................      2,248       2,147
   Current portion of capital lease obligations ..      2,684       2,391
   Current portion of long-term debt .............         12         292
                                                     --------    --------
     Total Current Liabilities ...................      5,587       6,142

Capital Lease Obligations, less current portion ..      1,283       3,269
Long-Term Debt, less current portion .............         10           9

Shareholder's Equity Common Stock, $.01 par value:
     Authorized - 30,000,000 shares
     Issued and outstanding -
        8,263,322 and 8,239,946 shares at
        September 30, 1998 and December 31,
        1997, respectively .......................         83          82
   Additional paid-in capital ....................     54,890      54,788
   Currency translation adjustments ..............        127        (196)
   Accumulated deficit ...........................    (37,048)    (38,933)
                                                     --------    --------
     Total Shareholders' Equity ..................     18,052      15,741
                                                     --------    --------
Total Liabilities and Shareholders' Equity .......   $ 24,932    $ 25,161
                                                     ========    ========

                                  Embrex, Inc.



Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share data)

                                                                   Three Months Ended        Nine Months Ended
                                                                       September 30            September 30
                                                                   --------------------     ------------------
                                                                     1998        1997        1998         1997
                                                                     ----        ----        ----         ----
Revenues
   INOVOJECT(R)System revenue ..................................   $  7,198     $ 6,252     $20,351  $   17,538
   Product sales ...............................................        169         246         689         745
   Other revenue ...............................................         37          33         182          94
                                                                   --------     -------     -------  ----------
     Total Revenues ............................................      7,404       6,531      21,222      18,377
Cost of Product Sales and INOVOJECT(R)System Revenues ..........      3,401       3,194      10,084       8,927
                                                                   --------     -------     -------  ----------
     Gross Profit ..............................................      4,003       3,337      11,138       9,450

Operating Expenses
   General and administrative ..................................      1,715       1,425       4,829       3,825
   Sales and marketing .........................................        104         104         461         504
   Research and development ....................................      1,360       1,056       3,364       3,237
                                                                   --------     -------     -------  ----------
     Total Operating Expenses ..................................      3,179       2,585       8,654       7,566

Operating Income ...............................................        824         752       2,484       1,884

Other Income (Expense)
   Interest income .............................................        150         118         302         363
   Interest expense ............................................       (129)       (260)       (481)       (865)
                                                                   --------     -------     -------  ----------
     Total Other Income (Expense) ..............................         21        (142)       (179)       (502)
                                                                   --------     -------     -------  ----------

Income Before Taxes ............................................        845         610       2,305       1,382
Income Taxes ...................................................         92          70         420         164
                                                                   --------     -------     -------  ----------
     Net Income ................................................   $    753    $    540    $  1,885    $  1,218
                                                                   ========     =======     =======  ==========

Net Income Per Share of Common Stock:
   Basic .......................................................   $   0.09    $   0.07    $   0.23    $   0.15
   Diluted .....................................................   $   0.09    $   0.06    $   0.23    $   0.15


Weighted Average Number of Shares Used in Per-Share Calculation:
   Basic .......................................................      8,262       8,236       8,251       8,166
   Diluted .....................................................      8,339       8,369       8,338       8,342

                                  Embrex, Inc.

Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

                                                                     Nine Months Ended September 30
                                                                     ------------------------------
                                                                           1998           1997
                                                                           ----           ----
OPERATING ACTIVITIES
   Net income ........................................................   $ 1,885         $ 1,218
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...................................     3,716           2,935
     Changes in operating assets and liabilities:
        Accounts receivable, inventories and other current assets ....    (1,105)           (584)
        Accounts payable and accrued expenses ........................      (568)            886
                                                                       ---------      ----------
Net Cash Provided By Operating Activities ............................     3,928           4,455

INVESTING ACTIVITIES
   Purchases of short-term investments ...............................         0             876
   Purchases of INOVOJECT(R)systems, equipment, furniture and fixtures    (3,529)         (2,615)
   Decrease in other noncurrent assets ...............................         0               1
                                                                       ---------      ----------
Net Cash Used In Investing Activities ................................    (3,529)         (1,738)

FINANCING ACTIVITIES
   Issuance of common stock ..........................................       103             307
   Additions to long-term debt .......................................         1               0
   Payments on long-term debt ........................................      (280)           (160)
   Proceeds from capital lease obligations ...........................        80             128
   Payments on capital lease obligations .............................    (1,774)         (2,560)
                                                                       ---------      ----------
Net Cash Used In Financing Activities ................................    (1,870)         (2,285)
                                                                       ---------      ----------

(Decrease) Increase in Cash and Cash Equivalents .....................    (1,471)            432
Currency Translation Adjustments .....................................       323            (130)
Cash and cash equivalents at beginning of period .....................     8,580           9,036
                                                                       ---------      ----------
Cash and Cash Equivalents At End Of Period ...........................   $ 7,432         $ 9,338
                                                                       =========      ==========

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

                                  EMBREX, INC.
                                    FORM 10-Q
                               September 30, 1998

NOTES TO CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited and Embrex Sales, Inc. (collectively referred to as the Company) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.


NOTE 2 - COMPREHENSIVE INCOME

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income (SFAS 130). This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Initial application of this Statement is required for interim periods of fiscal years beginning after December 15, 1997; however, interim period disclosure is limited to reporting a total for comprehensive income. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $821,000 and $492,000 for the three months ended September 30, 1998 and 1997, respectively, and $2,208,000 and $1,088,000 for the nine months ended September 30, 1998 and 1997, respectively. Embrex's total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997

Consolidated revenues for the third quarter of 1998 totaled $7.4 million, representing a 13.4% increase of $873,000 over the same period in 1997. During this time, the Company achieved a 15.1% increase of approximately $946,000 in INOVOJECT(R) system revenue to $7.2 million from $6.3 million during the comparable period in 1997. Substantially all of the 1998 and 1997 INOVOJECT(R) system revenues were derived from INOVOJECT(R) system revenues in the United States and Canada, and select international markets, with the growth in lease revenues principally due to higher machine throughput, and to an 8.0% year-over-year increase in the number of INOVOJECT(R) systems operating under lease agreements. Given its approximate 80% market penetration in the United States and Canada, the Company anticipates diminished growth in the number of INOVOJECT(R) system installations in that market.

The Company's ability to generate revenue from product sales has been hindered or constrained by the previously announced delay associated with Ft. Dodge's obtaining British regulatory approval for the sale of Bursamune(TM) in the United Kingdom, lower levels of breeder and broiler flock vaccination rates, and fewer incidences of bursal disease in the United States. Product sales declined 31.3% to $169,000 in the third quarter of 1998 from the $246,000 recorded for the same period a year earlier. Overall, the Company's gross profit margin performance of 54% during the third quarter exceeded the 51% level achieved during the comparable 1997 period.

Operating expenses increased to $3.2 million for the third quarter of 1998, up $594,000 from the same period in 1997. The change principally reflects increased business activity, a one-time $152,000 true-up adjustment to reflect modified pricing of Company-rebuilt parts which was offset by a corresponding change in cost of revenue, legal fees pertaining to patent infringement matters, and international expansion in Latin America.

Net other expense declined by $163,000 from the comparable 1997 quarter. The favorable change was primarily due to a 50.4% reduction in interest expense following repayment of outstanding INOVOJECT(R) system lease obligations.

The stronger bottom-line performance demonstrates the benefit of the Company's focus on revenue growth and on maintaining INOVOJECT(R) system operating efficiencies, the combination of which enabled the Company to post record third quarter net income. Net income of $753,000 for the quarter ended September 30, 1998 increased 39% from the $540,000 profit earned during the comparable 1997 period. Diluted earnings per share increased 50% to $.09 for the 1998 third quarter versus $.06 per share in the previous 1997 period. Weighted average shares of common stock outstanding were relatively unchanged at 8.339 million shares for the 1998 quarter versus 8.369 million at the end of the third quarter of 1997.

Nine Months Ended September 30, 1997 and 1996

Consolidated revenues for the nine months ended September 30, 1998 totaled $21.2 million, up 15.5% from $18.4 million a year earlier. This increase is principally attributable to stronger INOVOJECT(R) system revenues which account for 95.9% of the $21.2 million total. Consistent with the 8.0% increase from September 30, 1997 in the number of INOVOJECT(R) systems installed under lease agreements, INOVOJECT(R) system revenues showed a year-over-year increase of 16.0%, growing $2.8 million to $20.4 million for the nine-month period. Substantially all of the 1998 and 1997 INOVOJECT(R) system revenues were derived from INOVOJECT(R) system lease fees.

Cost of product and INOVOJECT(R) system revenues totaled $10.1 million (47.5% of total revenues) for the first nine months of 1998 compared to $8.9 million (48.6% of total revenues) for the comparable 1997 period, resulting in nine-month gross margins of 52.5% and 51.4%, respectively.

Operating expenses for the nine months ended September 30, 1998 increased to $8.7 million, up $1.1 million from the comparable 1997 amount. The increase is principally attributable to the cost of international expansion in Asia and Latin America, and legal fees related to patent infringement matters. Expansion of the Company's presence in Asia and Latin America accounted for $712,000 of the $1.1 million increase in the 1998 nine-month period, legal fees represented $462,000 of the 1998 increase, and a reduction in 1998 in the areas of sales and marketing provided offsetting cost savings.

Net other expense decreased by $323,000 from $502,000 for the nine months ended September 30, 1997 to $179,000 for the same 1998 period. This 64.3% improvement is attributable to a $384,000 decrease in interest expense related to reductions in lease and debt obligations, and to a $61,000 reduction in interest earned on invested cash.

Net income for the nine months ended September 30, 1998 of $1,885,000 represents 155% of the $1,218,000 reported for the same period ended September 30, 1997. The increase of $667,000 translates into earnings during the first nine months of 1998 that, at $.23 per weighted average share of common stock outstanding, equals 153% of the $.15 per weighted average share reported for the nine months ended September 30, 1997. Weighted average shares of common stock outstanding on a diluted basis were relatively unchanged at 8.342 million at September 30, 1997 compared to 8.338 million at September 30, 1998.

Given its approximate 80% market penetration in the United States and Canada, the Company anticipates diminished growth in the number of INOVOJECT(R) system installations in that market. Nevertheless, management expects further revenue growth throughout the balance of 1998 relative to the levels achieved in 1997. This growth is expected to come primarily from existing INOVOJECT(R) system operations in the United States and Canada, and new INOVOJECT(R) system leases in other countries, and secondarily from sales of the Company's Bursaplex(TM) product to poultry producers.

Bursaplex(TM), a product which combines the Company's VNF(R) compound with an Infectious Bursal Disease (IBD) vaccine, and which in 1997 was granted final approval from the United States Department of Agriculture for both post-hatch and in ovo delivery in the United States, has also received final approval from equivalent regulatory authorities in Equador, Pakistan, Peru, South Korea, Thailand, and Vietnam.

Bursamune(TM), which also contains Embrex's VNF(R) compound, is an IBD vaccine produced by Cyanamid Websters, the Australian affiliate of Fort Dodge Animal Health, a division of American Home Products. Fort Dodge is the official registrant of Bursamune(TM) in Europe, the Middle East, and Africa for regulatory purposes. Bursamune(TM) is under regulatory review in certain countries in Europe and the Middle East. In June 1997, Fort Dodge indicated that its application for United Kingdom regulatory approval of Bursamune(TM) had been provisionally disapproved; however, the United Kingdom regulatory authority requested that further data be supplied. Both companies are cooperating with the regulatory authority to supply the requested information and it is anticipated that the review process will be completed during the first quarter of 1999 or earlier.

For the remainder of the year, the goals of management are to maintain profitability, to continue efforts to achieve worldwide placements of the INOVOJECT(R) system, and to continue development of proprietary in ovo vaccines. Growth in INOVOJECT(R) system fees and revenue from the sale of vaccine products during the rest of 1998 will be a function of the rate at which the marketplace outside the United States and Canada accepts INOVOJECT(R) system technology, the timing of approvals of Bursamune(TM) and Bursaplex(TM), and third-party vaccines for in ovo use. In addition, normal fluctuations in the market price of grain, domestic consumption levels and export opportunities in all Embrex markets may impact the timing and quantity of egg injections and the corresponding in ovo administration of vaccines. Moreover, additional delays in obtaining U.K. regulatory approval for the sale of Bursamune(TM) would negatively impact the Company's ability to generate revenue from both the use of INOVOJECT(R) systems, and the sale of vaccine products in certain European markets.


CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At September 30, 1998, the Company's cash and cash equivalents totaled $7.4 million, down approximately $1.2 million from the $8.6 million on hand at year-end 1997. Embrex believes it will be able to continue its use of existing cash in conjunction with cash flow generated by operations to fund its announced repurchase of common shares, to fund its capital needs, and to continue its international expansion during the balance of 1998.

Operating activities generated $3.9 million in cash during the first nine months of 1998, reflecting additions attributable to $1,885,000 in net income and $3.7 million from depreciation and amortization, the total of which was then offset by $1,673,000 chiefly attributable to increases in accounts receivable, inventories, and reductions in accounts payable. During the same period, investing activities consumed $3.5 million due to the purchase of INOVOJECT(R) systems, fixed assets, and leasehold improvements.

Net financing activities consumed $1.9 million during the period, largely representing repayments of capital lease obligations.

As of September 30, 1998 the Company had outstanding purchase commitments of approximately $3.5 million related to production of the Company's Bursaplex(TM) and Bursamune(TM) products, and materials and supplies for the construction and maintenance of INOVOJECT(R) systems.

Based on its current operations, management believes that its available cash and cash equivalents, together with cash flow from operations will be sufficient to meet its foreseeable cash needs in connection with its operations, including to make necessary capital investments, to continue international expansion and funding of R&D programs, and to fund the repurchase of common stock pursuant to its previously announced stock repurchase program.

YEAR 2000

The Company has established a team to address Year 2000 issues. The team has begun to inventory and assess the Company's computer hardware and software systems, as well as embedded systems in its INOVOJECT(R) system, manufacturing and laboratory equipment and office facilities, such as security and fire alarm systems. Once this inventory and assessment is complete, the team will develop remediation, testing, and implementation plans. The Company anticipates completing its assessment and planning not later than February 1999. Until the Company completes this planning phase, the Company believes it is premature to develop contingency plans to address what would happen if its execution of these plans were to fail to address the Year 2000 issue. The Company expects to complete all remediation, testing and implementation not later than October 1999.

To date, the Company has determined that its general ledger and primary financial accounting software, a DOS-based application, uses only two digits to identify a year in the date field. The Company intends to replace this application with a Year 2000-compliant Windows-based system by mid-1999; however, the Company had planned to make this upgrade irrespective of the Year 2000 problem in order to meet the demands of its business. The Company also is developing plans to upgrade other software and hardware as necessary to address both its increased internal needs and the impact of the Year 2000 on its systems. The Company's inability or the inability of its software or hardware vendors to upgrade the Company's systems in a manner that fully addresses its needs and the Year 2000 could have an adverse impact on the Company's ability to produce the information necessary to manage its business, communicate with its customers and prepare its financial statements.

The Company also plans to survey substantially all of its customers and vendors through a Year 2000 questionnaire which focuses on the strategies, activities and contingency plans undertaken by those parties to achieve Year 2000 compliance. Any information received in response to the questionnaire will assist the Company in assessing its readiness for the Year 2000 issue and identify any potential negative impact to the Company from possible disruptions in their ability to do business with the Company after December 31, 1999. The inability of the Company's vendors and customers to fully address the Year 2000 issue could have an adverse impact on the Company's ability to operate and manage the INOVOJECT(R) system at its customers' hatcheries, to manage its business and to communicate with its customers and suppliers, any of which could have a material adverse effect on the Company's financial results.

The Company expects to incur no more than $500,000 in addressing Year 2000 issues, including approximately $10,000 spent to date and capital expenditures other than for information systems identified above. The Company's estimates regarding cost and timing are based upon presently available information and may change as the Company continues to address Year 2000 issues. Actual results could differ materially from the Company's expectations as a result of numerous factors, including the continued availability of certain resources, the cooperation of third parties, the ability to locate and correct all relevant computer codes, unforseen circumstances that would cause the Company to allocate its resources elsewhere, and similar uncertainties.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking" statements, including statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially, including without limitation the ability of the Company to penetrate new markets, the outcome of its patent litigation, the Company's ability to complete commercial development of potential future products or obtain regulatory approval of its products, which approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, and potential changes in regulations, and the Company's dependence on certain customers. Additional information on these risks and other factors which could affect the Company's financial results are included in the Company's Form 10-K filed with the Securities and Exchange Commission and other filings with the SEC, including the Company's Forms 10-Q and 8-K.


Item 3. Quantitative and Qualitative Disclosures About Market Risk. Not applicable.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is seeking collection of damages awarded by the United States District Court of North Carolina (Raleigh Division) jury pursuant to the verdict rendered on July 30, 1998 in response to the patent infringement and breach of contract actions initiated against Service Engineering Corporation and Edward G. Bounds. That Court entered a Judgment on September 28, 1998 that included a monetary award of $2,612,885 in favor of the Company and an injunction prohibiting Service Engineering Company and Edward G. Bounds from practicing the methods claimed in Patent No. 4,458,630 or otherwise infringing United States Patent No.
4,458,630.

On October 28, 1998, Service Engineering Corporation and Edward G. Bounds filed a notice of appeal in the United States Court of Appeals for the Federal Circuit seeking a reversal of that Judgment. The Company plans to oppose the appeal.

For a description of certain patent infringement proceedings initiated by the registrant and related legal proceedings, see the registrant's Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998.

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


Date:  November 16, 1998

                                    EMBREX, INC.


                                    By:     /s/ Randall L. Marcuson
                                        -----------------------------------
                                    Randall L. Marcuson
                                    President and Chief Executive Officer



                                    By:      /s/ Don T. Seaquist
                                        -----------------------------------
                                    Don T. Seaquist
                                    Vice President, Finance and Administration

                                  Embrex, Inc.
                               File No. 000-19495

                                    Form 10-Q
                            For the Quarterly Period
                            Ended September 30, 1998



                                  EXHIBIT INDEX




                                                                 Sequential
  Exhibit                                                       Page Number
  -------                                                       -----------

   27     Financial Data Schedule