Form 10-K
period 1998-12-31
EMBREX INC/NC
filed 1999-03-31
CIK 878725

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

  For the fiscal year ended December 31, 1998 Commission file number 000-19495

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_ X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 26, 1999, the aggregate market value of the voting stock held by non-affiliates was $37.3 million, based on a price per common share of $4.625 at the close of business on that date.

As of February 26, 1999, there were 8,302,372 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


Document                                                Where Incorporated
--------                                                ------------------

Proxy Statement with respect to the Annual                  Part III
Meeting of Shareholders to be held on May 20, 1999, to be filed with the Securities and Exchange Commission

                                      INDEX
                                                                            PAGE
                                                                            ----
PART I

    ITEM 1.    BUSINESS ...................................................   1

    ITEM 2.    PROPERTIES .................................................   8

    ITEM 3.    LEGAL PROCEEDINGS ..........................................   9

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........  10

PART II

    ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS ........................................  11

    ITEM 6.    SELECTED FINANCIAL DATA ....................................  12

    ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ........................  12

    ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .  16

    ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ................  17

    ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE ........................  31

PART III

    ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .........  32

    ITEM 11.   EXECUTIVE COMPENSATION .....................................  32

    ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT .................................................  32

    ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............  32

PART IV

    ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K ................................................  33

SIGNATURES ................................................................  40

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

In addition to the INOVOJECT(R) system, Embrex has developed and is marketing its Viral Neutralizing Factor ("VNF(R)") antibody, useful in the development of certain avian vaccines. The Company also has developed and is marketing Bursaplex(R), a VNF(R)-based vaccine for protection against avian Infectious Bursal Disease ("IBD"). Embrex also is developing various other proprietary pharmaceutical and biological products to improve bird health, reduce bird production costs and provide other economic benefits to the poultry industry. These products are in various stages of development, and some are being developed in collaboration with major drug companies, the United States Department of Agriculture (the "USDA"), and several leading universities in the field of avian science. These products are being designed to be delivered through the INOVOJECT(R) system, and some may also be administered via injection after hatching.

EXISTING PRODUCTS

INOVOJECT(R) Patented Egg Injection System

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

In 1998, the Company converted a number of hatcheries to the INOVOJECT(R) system and continued operations of INOVOJECT(R) systems in hatcheries converted prior to 1998. The Company estimates that its INOVOJECT(R) system inoculates in excess of 80% of all eggs produced for the North America broiler poultry market and, therefore, expects diminished growth in the number of system installations and only modest INOVOJECT(R) system revenue growth in this market. Therefore, the Company must expand its INOVOJECT(R) system installations and product sales in markets outside North America in order to realize significant overall revenue growth. The Company estimates that approximately 69% of the world broiler production occurs outside the U.S. and Canada. Accordingly, the Company is implementing a strategy to market its INOVOJECT(R) system outside North America.

During 1998, the Company placed a number of INOVOJECT(R) systems for trial and on contract at locations outside the U.S. and Canada, including Argentina, China, South Korea, Malaysia, Taiwan, Vietnam, Germany, Portugal, Hungary and Poland. The Company's expansion outside the U.S. and Canada was focused initially on Europe, the Middle East, and Africa. In the second half of 1997, the Company began expansion efforts in Asia and, in 1998, in Latin America. At year end 1998, the Company had INOVOJECT(R) systems either installed or on trial in 27 countries, including the United Kingdom, Ireland, France, Spain, the Netherlands, Belgium, Italy, the Czech Republic, Israel, Egypt, South Africa, Turkey, Australia, Argentina, South Korea, Thailand, Germany, Portugal, Hungary, Poland, China, Malaysia, Vietnam and Taiwan. Overall, the placement of INOVOJECT(R) systems outside the U.S. and Canada is dependent on market acceptance of various in ovo ("in the egg") vaccines and obtaining regulatory approval of these vaccines in numerous countries.

Certain poultry diseases are more prevalent in some geographic regions than in others. For example, Marek's disease, for which the INOVOJECT(R) system is used in the U.S., is not as widespread in Europe as in North America. IBD (also known as Gumboro disease) is prevalent both in Northern Europe and Asia and, to a lesser extent, in the United States. The Company expects that the primary usage of its INOVOJECT(R) systems will vary by geographic region according to the prevailing diseases as well as regulatory approval and market acceptance of vaccines for in ovo delivery.

VNF(R) (Viral Neutralizing Factor)

Embrex has developed, patented and commercialized a Viral Neutralizing Factor technology which permits single-dose immunization of the avian embryo effective for the life of the bird. By using the VNF(R) technology to form an antibody-vaccine virus complex, immunization is provided in a single step, reducing or eliminating many of the multiple vaccinations carried out in the industry. VNF(R) can temporarily neutralize a virulent vaccine virus without impairing the virus' ability to stimulate an immune response. By using VNF(R) in this manner, the virulent vaccine virus can be made into a safe and effective vaccine which can be used in ovo or after hatching.

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

To date, the Company's research efforts with its VNF(R) compound have been focused primarily on avian uses. Based on initial experimental data, the Company now believes that the potential exists for VNF(R) to be used in several non-primate species. A U.S. patent claiming the use of VNF(R) viral vaccines in all non-primate animals was allowed in 1997 and issued in February 1999. The Company is in the early stages of exploring collaborative relationships with other companies for the development and licensing of VNF(R) for non-primate uses. Embrex has not initiated any regulatory approval processes with respect to non-primate uses of VNF(R), nor is there any assurance that its efforts in this area will result in products or collaborative agreements.

Infectious Bursal Disease (IBD) Vaccines

VNF(R) is especially useful in vaccines against avian IBD, which weakens a bird's immune system. Birds infected by IBD typically exhibit poor growth or can succumb to other diseases because of a compromised immune system. This disease is currently widespread in Northern Europe, Asia and, to a lesser extent, in the U.S. To date, IBD has been treated post-hatch via manually delivered vaccines or in drinking water. Existing vaccines are associated, however, with certain limitations, and some vaccines cannot be used safely or effectively in ovo. The Company estimates the worldwide market for IBD vaccines is approximately $60 million annually.

In January 1995, USDA approval was obtained for post-hatch administration of Bursaplex(R), the Company's VNF(R)-based vaccine for IBD in broiler chickens. USDA approval was obtained in January 1997 for in ovo use of Bursaplex(R), specifically for administration via Embrex's INOVOJECT(R) egg injection systems. During 1997, the Company conducted clinical trials of Bursaplex(R) involving more than 43.6 million birds, which Embrex believes demonstrated clear economic benefits of this IBD vaccine.

In August 1995, the Company entered into an agreement with Cyanamid Websters ("Websters"), a unit of Fort Dodge Animal Health ("Ft. Dodge"), a division of American Home Products Corp., for the joint development of another IBD vaccine containing VNF(R), which will be marketed by Ft. Dodge in Europe, the Middle East, and Africa under Ft. Dodge's trade name "Bursamune(TM)" upon receipt of regulatory approvals. In June 1997, Ft. Dodge indicated that its U.K. application for in ovo regulatory approval of Bursamune(TM) had been provisionally refused. Ft. Dodge also indicated that the U.K. regulatory authority requested that further data be supplied. The Company has worked with Ft. Dodge, which is responsible for obtaining the necessary approvals for Bursamune(TM) in both the U.K. and other European Community markets, to respond to the U.K. regulatory authority requests for data with respect to Bursamune(TM). The Company anticipates that the regulatory review process will be completed during the first half of 1999. To date, Bursamune(TM) has received regulatory approval in South Africa.

Embrex currently is seeking regulatory approval in selected Latin American and Asian markets for in ovo and post-hatch use of Bursaplex(R). Although Embrex has received regulatory approval in some of these markets, there is no assurance that the remaining approvals will be obtained. The placement of INOVOJECT(R) systems outside the U.S. and Canada depends, in part, on market acceptance of various in ovo vaccines as well as regulatory approval. To date, regulatory approval for Bursaplex(R) has been received in Peru, Ecuador, Pakistan, South Korea, Thailand and Vietnam, and regulatory approval is pending in Canada, Philippines, People's Republic of China, Indonesia, Venezuela, Argentina, Chile, Colombia, Malaysia and Taiwan.

PRODUCTS UNDER DEVELOPMENT

Embrex is developing individually and in collaboration with others additional products which address poultry health and performance needs when administered in ovo and, in some cases, after hatching. These additional products are in various stages of development. There can be no assurance that Embrex will successfully develop or market any of these products. Marketing products developed jointly with others may require royalty or other payments by Embrex to its co-developers. Embrex has not initiated the regulatory approval process for any of these potential products, and there is no assurance regulatory approval will be obtained.

In Ovo Products for Control of Coccidiosis

In 1995, the Company began an initiative aimed at development of a novel in ovo biological control method for coccidiosis. Coccidiosis is caused by a protozoan parasite which attacks the gut of the chicken, causing significant problems with the intake and digestion of feed and, therefore, the physical and economic performance of the bird. Currently, virtually all broiler chickens, and most poultry in general, receive anti-coccidiosis compounds called coccidiostats incorporated into poultry feed. Over the years, coccidia have developed levels of resistance to these coccidiostats and thus effectiveness has been somewhat reduced. A limited number of live vaccines have also been developed and are administered orally soon after hatch. However, due to difficulties in providing a precise oral dose to each bird, growth depression can occur in broiler flocks. Therefore, such live vaccines are used primarily in parent stock. Using its INOVOJECT(R) technology and its knowledge of avian embryology, the Company has begun this initiative to develop a novel, efficacious and cost-effective means of preventing coccidiosis in broiler chickens. This program is aimed at overcoming many of the problems associated with current practices. In 1997, the Company established the feasibility of an in ovo biological control method for coccidiosis. During 1998, this project met the required internal milestones regarding results and timeliness. Further development of this project will involve extensive clinical trials. Embrex intends to pursue this research with collaborative partners. There can be no assurances that any of these development efforts will be successful. Embrex has not initiated the regulatory approval process with respect to these development efforts, and does not expect any coccidiosis product developed by the Company to reach the market in the near future.


Other Products Under Development

During 1998, Embrex continued to evaluate technologies which, when coupled with Embrex's proprietary in ovo enabling delivery know-how, might have the potential to yield improvements in the areas of feed conversion, muscle mass and leanness within broiler chickens. These technologies typically need to be applied in the first several days of embryonic development in order to have the desired effect. While the Company plans to continue its research efforts in these areas in 1999, there is no assurance that these efforts will yield product opportunities.

Embrex is also evaluating technologies and developing capabilities for characterizing and sorting eggs before injection by the INOVOJECT(R) system. These capabilities include automatic sexing and gender sorting. Early gender sorting improves processing plant efficiencies by enabling gender-specific feed rations and improved feed conversion. There is no assurance, however, that such research will result in product opportunities.

The Company is also researching the feasibility of developing a treatment for avian leukosis disease, a viral infection that can result in production losses for poultry producers. There is no assurance, however, that this effort will result in product opportunities.

Embrex routinely enters into collaborative agreements with various animal health companies, pharmaceutical companies and research and academic institutions to evaluate the utility of certain of their compounds or devices when delivered or applied in ovo. Depending upon the outcome of these evaluations, Embrex may or may not proceed with these collaborations for further development. There is no assurance that these efforts will yield products or further collaborations.

In March 1998, Embrex entered into a marketing agreement with UniSoma, Inc., the U.S. subsidiary of UniSoma Matematica para Productividade, S.A. ("UniSoma"). The marketing agreement grants Embrex the exclusive North American marketing rights for 5 years for the poultry management decision support system developed by UniSoma. This decision support system is designed to assist producers in optimizing decisions in production, scheduling, processing and marketing to maximize profitability. The system is being developed for the North American market. Embrex has not, to date, sold this system to a poultry producer, and there is no assurance that the system will attain commercial acceptance in North America.

PATENTS AND PROPRIETARY RIGHTS

Embrex controls (either through direct ownership or exclusive license) 23 issued U.S. patents, 13 pending U.S. patent applications, and over 60 issued foreign patents and over 50 pending foreign patent applications. In addition, Embrex has executed confidentiality agreements with its collaborators, subcontractors, employees and directors.

The INOVOJECT(R) system utilizes a process of injecting viral, bacterial or fungal vaccines into avian eggs that was patented in the U.S. by the USDA in 1984. Embrex holds the exclusive license to this patent through its expiration in 2002. Embrex has supplemented the USDA patent with five additional issued U.S. patents (and multiple foreign patents and patent applications) covering specific design features of the INOVOJECT(R) system. See Item 3, "Legal Proceedings", below.

Embrex also owns or licenses method-of-use patents for the in ovo administration of VNF(R) vaccines and other compounds to elicit various beneficial responses in poultry. Two U.S. patents for methods of treating IBD virus infections using VNF(R) vaccines, including in ovo administration, were issued to Embrex in March 1995. A U.S. patent claiming the use of VNF(R) viral vaccines in all non-primate animals was allowed in 1997 and issued in February 1999. These patents and additional patent applications encompass the use of VNF(R) vaccine compoundS regardless of the source of the VNF(R). These VNF(R) patents additionally include composition-of-matter claims to VNF(R) vaccines against IBD virus disease and composition-of-matter claims to VNF(R) vaccines for combating viral diseases in non-primate animals. These patent claims cover the vaccine preparation, regardless of the manner in which the preparation is used.

In 1998, three new U.S. patent applications were filed covering various aspects of in ovo technology.

Embrex continues its efforts to patent methods of delivering compounds in ovo, including early intervention methods and devices. In 1998, five U.S. patents with claims to methods of, or devices for, delivering compounds to avian embryos in ovo were allowed or issued.

Additionally, Embrex has federally registered the trademarks EMBREX(R), INOVOJECT(R), VNF(R), and BURSAPLEX(R) in the U.S., and has applied for federal registration of various trademarks.

COMPETITION

The primary competition for the INOVOJECT(R) system is the manual, post-hatch administration of biological products. Since most of Embrex's products and potential products are being designed to be administered through the INOVOJECT(R) system, the INOVOJECT(R) system must continue to be accepted within the poultry industry and operated as intended under long-term commercial conditions for these potential products to be marketed successfully.

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

Competitive success for Embrex will be based primarily on commercial acceptance of its in ovo products, achieving and retaining scientific expertise and technological superiority, identifying and pursuing scientifically feasible and commercially viable opportunities, obtaining proprietary protection for its research achievements, obtaining adequate funding and timely regulatory approvals, and attracting corporate sponsors or partners in developing, testing, producing, and marketing products, none of which can be assured. In addition, a primary competitive factor affecting Embrex is its ability to conduct research and development. Embrex's ability to compete also is dependent on its ability to attract and retain key personnel. Maintaining financial and human resources, therefore, are important factors for success.

PRODUCTION, MARKETING AND DISTRIBUTION

Production

Embrex currently subcontracts the production of substantially all of its mechanical and biological products and expects to continue to do so for the foreseeable future. The Company believes that alternative sources of manufacture and supply generally exist.

INOVOJECT(R) System

Embrex's in-house engineering staff designs the INOVOJECT(R) system, which incorporates proprietary mechanical, pneumatic and electronic sub-systems and concepts. The Company uses a single contract manufacturer to fabricate its INOVOJECT(R) systems. While other machine fabricators exist and have constructed limited numbers of INOVOJECT(R) systems, a change in fabricators could cause a delay in manufacturing and a possible delay in the timing of future INOVOJECT(R) system installations and revenues from those installations.

VNF(R) (Viral Neutralizing Factor)

In 1993, Embrex signed multi-year agreements with SPAFAS, Inc. ("SPAFAS"), a subsidiary of Charles River Laboratories, Inc., under which SPAFAS will supply the active ingredient in VNF(R). In connection with this agreement, Embrex maintains appropriate inventory levels and places orders with SPAFAS to allow Embrex to satisfy anticipated customer demand for VNF(R). The regulatory approval granted by the USDA for Bursaplex(R) in January 1997 specifically covers the vaccine produced with SPAFAS-manufactured VNF(R).

The Company has granted Merial Select, Inc. ("Select") (a Merck Rhone-Poulenc company) exclusive rights to manufacture Infectious Bursal Disease vaccines containing Embrex's VNF(R) product, known as Bursaplex(R), for Embrex to market in North America, Latin America and Asia. Embrex has also granted Ft. Dodge (a unit of American Home Products Corp.) rights to manufacture IBD vaccines containing the Company's VNF(R) product, known as Bursamune(TM), to be marketed in Europe, the Middle East and Africa. Abic Ltd. has been granted similar rights to manufacture and market an IBD vaccine, known as GuMBryo(TM), in Israel. The manufacture of the IBD vaccines being produced by Select and Ft. Dodge, and the Company's VNF(R) product, generally must be performed in licensed facilities or under approved regulatory methods. Although there are other manufacturers who are capable of manufacturing IBD products and producing products such as VNF(R), a change of supplier for the Company could adversely affect Embrex's future operating results due to the time it would take a new supplier to obtain regulatory approval of its production process or manufacturing facilities.

MARKETING AND DISTRIBUTION

Because of the geographical and industrial concentration of the poultry industry in the U.S., Embrex markets its products and provides ongoing service directly to the industry. Embrex's marketing is focused principally on the broiler chicken segment of the poultry industry, but the Company also has adapted its products for use by, and initiated trials and entered into commercial contracts with, a limited number of turkey producers.

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

The Company also is initiating arrangements for international distribution of Bursaplex(R), subject in each case to the availability of required regulatory approvals. In 1996, the Company entered into agreements with other parties to distribute Bursaplex(R) in Chile, Ecuador, Peru and Pakistan. To date, regulatory approval has been granted in Ecuador, Peru, and Pakistan. An agreement for Israel also entitles a distributor, Abic Ltd., to manufacture a VNF(R)-based IBD vaccine mentioned above. Subject to these agreements, the Company also will conduct international marketing directly.

Other significant poultry markets exist in Asia and Latin America. Embrex has held a number of discussions regarding marketing and distribution in each of these markets. In 1997 and 1998, the Company entered into agreements with other parties to distribute Bursaplex(R) in Venezuela, Colombia, South Korea, Malaysia, Taiwan, Japan and Vietnam, subject to regulatory approvals. To date, regulatory approval has been granted in South Korea, Thailand and Vietnam, as well as the other countries indicated above, and regulatory approval is pending in Canada, Philippines, People's Republic of China, Indonesia, Venezuela, Argentina, Chile, Colombia, Malaysia and Taiwan. Embrex also hired management for selected Asian and Latin American markets and installed INOVOJECT(R) systems on a commercial or trial basis in certain Asian markets. In 1998, Embrex installed its INOVOJECT(R) system in a hatchery in China and established Embrex BioTech Trade (Shanghai) Co., Ltd. in China, which will focus on marketing and distribution of Embrex products in China. Also in 1998, Embrex established Embrex Inc. Sucursal Argentina, a branch office in Argentina, responsible for commercial development and customer service and support. Initially, this office will serve only Argentina, but may extend to other regional markets such as Chile, Paraguay or Uruguay. Embrex has installed INOVOJECT(R) systems at three of Argentina's top broiler producers and one breeder operation.

Embrex has initiated activities necessary for the commercialization of its technology in Japan. In 1992, Embrex entered into a distribution agreement with Ishii Company, Ltd. ("Ishii"), a leading chick producer and the dominant supplier of hatchery equipment in Japan. Upon veterinary medical device regulatory approval by the Japanese Ministry of Agriculture, Fisheries and Forestry, Ishii intends to distribute the INOVOJECT(R) egg injection system to poultry producers throughout Japan. In 1997, the Company sold two INOVOJECT(R) systems to Ishii.

The Company's revenues attributable to international operations in 1998, 1997 and 1996 were 20%, 15% and 14% of the Company's consolidated revenues, respectively. The Company's identifiable assets attributable to international operations in 1998, 1997 and 1996 were 26%, 24% and 18% of the Company's consolidated assets, respectively. See "Notes to Consolidated Financial Statements."

RESEARCH AND DEVELOPMENT

In 1998, Embrex opened a 12,800 square-foot research facility near the Company's headquarters. This new facility is expected to increase the Company's clinical trial capabilities. Research and development expense was $4.0 million in 1996, $4.2 million in 1997 and $5.0 million in 1998. The increase in research and development expense from 1996 to 1998 largely reflects increases in outside contract research, supplies consumption, operating activities at the new research facility, and INOVOJECT(R) design and development and global technical support activity. Research and development is principally Company sponsored and funded primarily from internal sources.

GOVERNMENTAL REGULATION

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the production and marketing of Embrex's products and in its on-going research and development activities. Although the use of the INOVOJECT(R) system is not subject to regulatory approval in the U.S., animal health products being developed by Embrex and other companies must receive approval for marketing from either the USDA or the Food and Drug Administration (the "FDA") and from similar agencies in foreign countries where the Company has begun or contemplates doing business. These countries may also require approval of the INOVOJECT(R) system. Regulatory agencies require that products be tested and demonstrate appropriate levels of safety and efficacy. Generally, with respect to animal health products, the USDA has regulatory authority over products which are biological in origin or which stimulate or affect an animal's immune system, and the FDA has authority over all other products. The time and cost of USDA approvals are generally less than those for FDA approvals. FDA approval generally requires more extensive animal and toxicology testing than USDA approvals and may take five or more years to obtain, whereas USDA approvals generally require one to three years to obtain. Embrex's VNF(R) technology received USDA approval in January 1995 for IBD applications post-hatch, and for in ovo use in January 1997. Embrex believes all of its other biological products under development will be subject only to USDA approval. Embrex's existing products have received all necessary governmental approvals in the U.S. The Company's products also are subject to regulatory approval in other countries.

Management believes that compliance with environmental regulations currently has no material adverse effect on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

At December 31, 1998, Embrex employed 132 persons, 125 of whom were full-time employees, an increase of 17 persons from the 115 full-time employees at December 31, 1997.

SIGNIFICANT CUSTOMERS

Tyson Foods, Inc.("Tyson") accounted for approximately 27% of Embrex's consolidated 1998 revenues. Based on millions of pounds of ready-to-cook poultry meat produced in 1998, Tyson accounted for approximately 24% of the broilers grown in the U.S. During 1997, Tyson extended its contract with Embrex through 2004. There are no customers besides Tyson that represent 10 percent or greater of total revenues. However, Embrex's three largest customers, including Tyson, accounted for approximately 42% of consolidated 1998 revenues.

See "Risk Factors" filed as Exhibit 99 to this report.

ITEM 2. PROPERTIES

Embrex leases its corporate headquarters and research and development facilities, which occupy approximately 23,000 square feet and are located adjacent to Research Triangle Park, North Carolina. Two-thirds of the space is devoted to research and development. The lease is for a 15-year term expiring March 31, 2002. Embrex paid an annual rent of approximately $218,000 during 1998. Annual rent increases thereafter amount to approximately 3%. In addition to research and development activities conducted at its corporate headquarters, Embrex opened a new 12,800 square-foot research facility near its headquarters in 1998. The lease is for a 10-year term expiring November 14, 2007, with a 5-year renewal option. The annual rent is approximately $136,000, with annual increases of approximately 3% through the first 10 years and approximately 4% during the 5-year renewal term.

Embrex leases approximately 3,000 square feet of warehouse space in Springdale, Arkansas, on a year-to-year basis, which is used to support the Embrex customer service function in the region. The Company also leases offices of 1,250 square feet and warehouse space of 2,500 square feet in Great Dunmow, Essex, England. Embrex also has access to facilities at certain universities. The use of these facilities is important to Embrex's ongoing research and development efforts. Embrex has had agreements with North Carolina State University ("NCSU") providing access to facilities used for incubating eggs and growing live birds and for research and testing purposes. Reliance on the NCSU facilities is expected to decline as a result of Embrex's new research facility. Embrex believes that suitable alternative facilities exist if the above agreements are not renewed.

ITEM 3. LEGAL PROCEEDINGS

In September 1996, Embrex filed a patent infringement suit in the United States District Court for the Eastern District of North Carolina against Service Engineering Corporation, a Maryland corporation, and Edward G. Bounds, Jr., a Maryland resident and officer of Service Engineering Corporation. The suit alleged that each of the defendants' development of an in ovo injection device, designed to compete with Embrex's patented INOVOJECT(R) injection method, infringes at least one claim of the U.S. Patent No. 4,458,630 exclusively licensed to Embrex for the in ovo injection of vaccines into an avian embryo (the "Sharma Patent"). Further, Embrex claimed that the defendants had violated the terms of a Consent Judgment and Settlement Agreement entered into with Embrex in November 1995 in which prior litigation was concluded with Service Engineering Corporation and Edward G. Bounds, Jr. agreeing not to engage in future activities violating the Sharma Patent. Embrex sought injunctive relief to prevent infringement of the Sharma Patent as well as monetary damages. In November 1996, Service Engineering Corporation and Edward G. Bounds, Jr. responded to Embrex's patent infringement suit by asserting various affirmative defenses and denying the substantive allegations in Embrex's complaint. This suit concluded on July 30, 1998 with a jury verdict in favor of Embrex. The verdict fully upheld the validity of all claims of the Sharma Patent, finding that the defendants had willingly infringed all asserted claims of the patent. The jury also found that Service Engineering Corporation and Edward G. Bounds, Jr. had breached the 1995 Consent Judgment and Settlement Agreement and that such breach was not in good faith. The jury awarded Embrex damages of $500,000 plus litigation expenses and court costs. The United States District Court for the Eastern District of North Carolina entered a Judgment in favor of Embrex on September 28, 1998, which included a monetary award of $2,612,885 and an injunction prohibiting Service Engineering Corporation and Edward G. Bounds, Jr. from practicing methods claimed in, or otherwise infringing, the Sharma Patent. On October 28, 1998, Service Engineering Corporation and Edward G. Bounds, Jr. filed a notice of appeal in the United States Court of Appeals for the Federal Circuit seeking a reversal of the Judgment. The Company plans to oppose the appeal.

In November 1996, Embrex filed a patent infringement suit in the United States District Court for the Eastern District of North Carolina against IGI, Inc., a Delaware corporation. The suit alleged that IGI, Inc., through its activities with Service Engineering Corporation and Edward G. Bounds, Jr. was engaging in activities that constitute infringement of the Sharma Patent. Embrex sought injunctive relief to prevent infringement of the Sharma Patent as well as monetary damages. In January 1997, IGI, Inc. responded to Embrex's patent infringement suit by asserting various affirmative defenses and denying the substantive allegations in Embrex's complaint. This suit was concluded by agreement between Embrex and IGI, Inc. in January 1998, pursuant to which Embrex and IGI have agreed to dismiss all pending claims against each other, and IGI has agreed to abide by the terms of a royalty-bearing sublicense to the Sharma Patent for avian vaccination.

In March 1997, Service Engineering Corporation and Edward G. Bounds, Jr. filed suit against the United States Department of Agriculture in the United States District Court for the District of Maryland with respect to its grant to Embrex of an exclusive license for the Sharma Patent. The complaint alleges that the USDA did not adequately comply with statutory and regulatory requirements in making the grant to Embrex of an exclusive license to the Sharma Patent, the revision of the exclusive license in 1991 and the revision of the exclusive license in 1994, which extended the period of exclusivity, originally set to terminate on December 31, 1996, through the patent expiration date. Plaintiffs allege that in December 1996 (after Embrex had instituted the above referenced action for patent infringement and breach of contract), the Plaintiffs requested the USDA to grant them a license of the Sharma Patent. The Plaintiffs allege that the USDA refused to do so because the USDA said that the license was not available and that the Plaintiffs had no basis for relief. Plaintiffs also allege that the USDA wrongfully consented to Embrex's bringing suit against the Plaintiffs. Plaintiffs are seeking to have the court set aside the extension of the exclusive license, the USDA's grant of permission for Embrex to sue Service Engineering Corporation, Edwards G. Bounds, Jr. and IGI, Inc. for patent infringement, the USDA's refusal to grant to Service Engineering Corporation a non-exclusive license to the Sharma Patent and the USDA's refusal to act favorably upon Service Engineering Corporation's appeal from the refusal to grant it a non-exclusive license. In addition, Plaintiffs seek to have the court issue an order requiring the USDA, prior to granting any exclusive license under the Sharma Patent, including by extending the term of a pre-existing exclusive license, to observe the procedures set forth under laws and regulations governing the grant of licenses to patents owned by the USDA, and to remand the matter to the USDA to take action in accordance with the order. Plaintiffs also seek attorneys' fees and costs from the USDA. The USDA has filed motions to dismiss plaintiffs' complaint, and plaintiffs have filed motions for summary judgment. Those motions are pending before the Court.

On February 5, 1999, Embrex learned that Machining Technologies, Inc. of Hebron, Maryland has filed a Complaint for Declaratory Judgment against Embrex in the United States District Court for the District of Maryland. Machining Technologies, Inc. seeks a declaration that the Sharma Patent is not infringed, invalid and/or not enforceable. Machining Technologies, Inc. was a manufacturer of egg injection machine parts to Edward G. Bounds, Jr. and Service Engineering Corporation. Embrex believes the action is without legal basis and plans to file a motion to dismiss the action if and when Machining Technologies, Inc. serves the Complaint on the Company.

See "Risk Factors" filed as Exhibit 99 to this report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq National Market System under the symbol EMBX. The quarterly trading ranges of the Company's Common Stock for the last two fiscal years were as shown in the table below:

                                                    Common Stock
                                                   Price Per Share
                                                   ---------------

                   Quarter Ended                    High       Low
                   -------------                    ----       ---

                   1997
                   ----
                   March 31, 1997                   7 13/16    6 3/8
                   June 30, 1997                    7 3/8      6 3/16
                   September 30, 1997               7 3/8      5 15/16
                   December 31, 1997                7          5

                   1998
                   ----
                   March 31, 1998                   6 3/8      5
                   June 30, 1998                    6 7/8      5 3/8
                   September 30, 1998               6 3/16     4 5/16
                   December 31, 1998                6          3 5/8


At February 26, 1999 (the most recent practicable date), there were 479 holders of record of the Common Stock. The Company has paid no dividends on any stock since inception and has no plans to pay dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF OPERATIONS BY QUARTERS (UNAUDITED)

(Dollars In Thousands, Except Per
Share Amounts)

                                                       1998                             1997
                                                       ----                             ----

                                        1st Qtr  2nd Qtr  3rd Qtr  4th Qtr  1st Qtr  2nd Qtr 3rd Qtr  4th Qtr
                                        -------  -------  -------  -------  -------  ------- -------  -------
Revenues............................     $6,857  $6,961   $7,404   $7,393   $5,925   $5,922  $6,531    $6,412
Operating Expenses..................      2,857   2,618    3,179     3,178   2,577    2,403   2,585     2,230
Net income..........................        527     605      753       976     262      417     540       542
Net income (per share of Common Stock)
        Basic.......................      $0.06   $0.07    $0.09     $0.12   $0.03    $0.05   $0.06     $0.07
        Diluted.....................      $0.06   $0.07    $0.09     $0.12   $0.03    $0.05   $0.06     $0.07

Number of Shares Used in Per Share
Calculation (thousands)
       Basic........................      8,243   8,249    8,262     8,264   8,058    8,203   8,236     8,238
       Diluted......................      8,334   8,340    8,339     8,341   8,278    8,380   8,369     8,331

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Dollars In Thousands, Except Per            1998           1997          1996          1995          1994
Share Amounts)                               ----           ----          ----          ----          ----
                                                                                     (Restated)
STATEMENTS OF OPERATIONS DATA
Revenues............................       $28,615         $24,789       $20,632       $13,719       $6,897
Research and development expenses...         4,995           4,188         4,036         3,416        4,271
Other operating expenses............         6,837           5,607         3,775         3,836        3,561
Net income (loss)...................         2,861           1,760           341        (4,512)      (6,710)
Net income (loss) per share of Common
Stock
      Basic.........................         $0.35           $0.21         $0.05        ($0.73)      ($1.19)
      Diluted.......................         $0.34           $0.21         $0.06        ($0.73)      ($1.19)
Number of Shares Used in Per Share
   Calculation (thousands)
     Basic..........................         8,255           8,184         7,218         6,187        5,645
     Diluted........................         8,339           8,339         7,520         6,187        5,645

BALANCE SHEET DATA
Working capital.....................        $8,299          $7,585        $7,552        $5,934       $1,608
Total assets........................        24,990          25,161        25,554        21,789       13,379
Long-term liabilities...............           644           3,278         5,814        10,966        3,093
Accumulated deficit.................       (36,072)        (38,933)      (40,693)      (41,034)     (36,522)
Shareholders' equity................        18,805          15,741        13,309         5,909        5,323


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this report.

Consolidated net income for 1998 was $2.9 million compared to $1.8 million in 1997 and $341,000 in 1996. Diluted earnings per share increased from $0.06 in 1996 and $0.21 in 1997, to $0.34 in 1998. For the years ended 1998 and 1997, shares outstanding on a diluted basis were 8.3 million, up from 7.5 million at year-end 1996.

Revenues

Consolidated revenues in 1998 totaled $28.6 million, representing an increase of 15% over 1997 revenues of $24.8 million, which were 20% over 1996 revenues of $20.6 million. INOVOJECT(R) revenues totaled $27.4 million in 1998 compared to $23.6 million in 1997 and $19.3 million in 1996, representing increases of 16% from 1997 to 1998, and 22% from 1996 to 1997, with the 1998 increase coming principally from increased placement and throughput of INOVOJECT(R) systems in North America, Europe and Asia.

The 1998 revenues include INOVOJECT(R) lease fees derived from multi-year contracts and paid trials in the U.S. and foreign countries, and the sale of INOVOJECT(R) systems to distributors. Embrex estimates that as of December 31, 1998, it was vaccinating in excess of 80% of the estimated 8.0 billion broiler birds grown in the U.S. in 1998, 1997 and 1996. Given its market penetration, the Company expects only moderate INOVOJECT(R) systems revenue growth in this market.

Management anticipates moderate revenue and earnings growth in 1999 from existing INOVOJECT(R) operations in the United States and Canada, new INOVOJECT(R) system leases in other countries, and sales of Bursaplex(R) product to poultry producers in the United States and other countries. However, the rate at which the marketplace will accept the INOVOJECT(R) technology outside the United States and Canada, the timing of regulatory approvals of third-party vaccines for in ovo use outside the United States and Canada, start-up costs in new markets, possible variability in U.S. hatchery bird production as a result of grain price fluctuations, and possible variability in the demand for U.S. poultry and poultry products outside the U.S., will impact the pace of revenue growth, if any, and the sustaining of profitability from the installation and operational throughputs of INOVOJECT(R) systems.

Sales of Bursaplex(R), the Company's proprietary vaccine for the treatment of avian Infectious Bursal Disease, was the principal source of $931,000 of product revenues in 1998 and $1.1 million of product revenues in 1997. The Company's ability to generate revenue from product sales has been constrained by the previously announced delay associated with Ft. Dodge's obtaining British regulatory approval for the sale of Bursamune(TM) in the United Kingdom, lower levels of breeder and broiler flock vaccination rates, and fewer reported incidences of bursal disease in the United States. Product sales consequently declined 12% during 1998 from the $1.1 million recorded for the same period in 1997. Sales of VNF(R) for inclusion in IBD vaccines were the principal source of previous years' product revenues, which generated $1.2 million and $817,000 in 1996 and 1995, respectively.

Cost of Product Sales and INOVOJECT(R) Revenues

Cost of revenues as a percentage of revenues decreased from 49% and 53% of total revenues in 1997 and 1996, respectively, to 47% of total revenues in 1998. The improvement in 1998 is primarily attributable to INOVOJECT(R) system-related cost reductions and some price increases in selected markets.

Operating Expenses

Operating expenses totaled $11.8 million in 1998 compared to $9.8 million in 1997, and $7.8 million in 1996.

General and administrative ("G&A") expenses were $6.2 million in 1998, up 24% from $5.0 million in 1997, and up 52% from $3.3 million in 1996. The 1998 and 1997 G&A increases over 1996 were primarily attributable to development costs in Asia and Latin America as well as legal expenses incurred in connection with various patent infringement lawsuits filed by the Company.

Sales and marketing expenses totaled $633,000 in 1998 compared to $587,000 and $510,000 in 1997 and 1996, respectively. Fluctuations during these periods resulted from various levels of activity in the Company's sales and customer service functions to support market expansion and field support of INOVOJECT(R) systems, as well as stepped-up international activity, principally in Europe.

Certain 1997 and 1996 operating expenses were reclassified to cost of revenues to conform to the 1998 presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

Research and development ("R&D") expenses were $5.0 million in 1998 compared to $4.2 million in 1997 and $4.0 million in 1996. The increase in R&D expense from 1996 to 1998 largely reflects an increase in outside contract research, supplies consumption, operating expenses for the new research facility and INOVOJECT(R) design and development and global technical support activity. The Company continues to manage its research and development effort to leverage its know-how, patent position, market presence and expenditures.

Other Income and Expense

Interest income totaled $402,000, $488,000, and $355,000 in years 1998, 1997, and 1996, respectively. The 1998 decrease relative to 1997 resulted principally from lower cash balances and lower interest rates, while the increase in 1997 relative to 1996 was a function of higher cash balances.

Interest expense totaled $645,000 in 1998 compared to $1.1 million in 1997, and $1.6 million in 1996. In 1998, the decrease in interest expense reflected the repayment of approximately $2.8 million of external financing, primarily in the form of equipment leases. In 1997 and 1996, the amount of interest expense was principally attributable to the Company's funding of its growing installed base of INOVOJECT(R) systems with the use of capital lease financing. Management expects to continue to rely on the use of internally generated funds to finance the cost of additional INOVOJECT(R) systems in 1999, as was the case in 1998.

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


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company's cash and short-term investment balances totaled $7.2 million compared to $8.6 million and $9.9 million at December 31, 1997 and 1996, respectively. The decrease reflected the ability of the Company to fund capital expenditures with internal cash instead of equipment lease financing. Working capital increased to $8.3 million in 1998 from $7.6 million in 1997, as a decrease in cash was more than offset by a reduction in the short-term portions of both capital lease obligations and long-term debt.

During 1998, operating activities generated $5.7 million in cash, primarily due to non-cash depreciation and net income. Within investing activities, INOVOJECT(R) systems, the Company's new research facility, and equipment purchases required $4.9 million. In addition, $2.8 million was used to repay long-term debt and capital lease obligations.

In October 1998, the Company established a share repurchase program which provides for shares of the Company's Common Stock to be purchased by the Company in open market or privately negotiated transactions. See "Notes to Consolidated Financial Statements."

As of December 31, 1998, the Company had outstanding purchase commitments of approximately $3.5 million related to the production of the Company's Bursaplex(R) product, VNF(R) for the manufacture of Bursaplex(R) and Bursamune(TM), and materials and supplies for construction and maintenance of INOVOJECT(R) egg injection systems.

The Company maintained during 1998 a $2.0 million secured line of credit with a bank in the United Kingdom, which could be used to finance the construction of additional INOVOJECT(R) systems for Europe, the Middle East and Africa. The Company utilized $0.4 million of this line during 1998. This line of credit was repaid and terminated by year-end 1998.

Based on its current operations, management believes that the Company's available cash and short-term investments, together with cash flow from operations, will be sufficient to meet its foreseeable cash requirements.


YEAR 2000 ISSUE

The Company established a team to address the Year 2000 issue in June 1998. The team has conducted an inventory and assessment of the Company's computer hardware and software systems, as well as embedded systems in its INOVOJECT(R) system, manufacturing and laboratory equipment and office facilities, such as security and fire alarm systems. The team is currently developing remediation, testing, and implementation plans for imbedded systems, including the INOVOJECT(R) system. The Company anticipates completing its test plans no later than May 1999. The Company expects to complete all remediation, testing and implementation no later than October 1999.

To date, the Company has determined that its general ledger and primary financial accounting software, a DOS-based application, uses only two digits to identify a year in the date field. The Company is currently on schedule to replace this application with a Year 2000-compliant Windows-based system by October 1999; however, the Company had planned to make this upgrade irrespective of the Year 2000 problem in order to meet the demands of its business. The Company is in the process of upgrading its computer software and hardware systems as necessary to address both its increased internal needs and the impact of the Year 2000 on its systems. The inability of the Company or its software or hardware vendors to upgrade the Company's systems in a manner that fully addresses the Company's needs and the Year 2000 issue could adversely impact the Company's ability to produce the information necessary to manage its business, communicate with its customers and prepare its financial statements.

The Company has surveyed nearly all of its customers and vendors through a Year 2000 questionnaire regarding the strategies, activities and contingency plans undertaken by those parties to achieve Year 2000 compliance. The information being received in response to the questionnaire will assist the Company in assessing its readiness for the Year 2000 issue and identify any potential negative impact to the Company from possible disruptions in other parties' ability to do business with the Company after December 31, 1999. There is no assurance that the systems of other parties on which the Company relies will be compliant on a timely basis. The inability of the Company's vendors and customers to fully address the Year 2000 issue could have an adverse impact on the Company's ability to operate and manage the INOVOJECT(R) system at its customers' hatcheries, to manage its business and to communicate with its customers and suppliers, any of which could have a material adverse effect on the Company's financial results.

The Company is in the process of developing contingency plans to address what would happen if its execution of these plans were to fail to address the Year 2000 issue. These contingency plans may include the purchasing and redeployment to various locations of additional materials and supplies needed to operate the business and provide services and products to its customers, and the preservation of perishable biological products in the event of electrical power interruptions at the Company's facilities.

The Company expects to incur no more than $500,000 in addressing Year 2000 issues, including an estimated $20,000 spent to date. The Company's estimates regarding the cost and timing of addressing the Year 2000 issue are based upon presently available information and assumptions about future events. Embrex cannot guarantee that its assumptions will be correct or that its estimates will be achieved. Actual results could differ materially from the Company's expectations as a result of numerous factors, including the continued availability of certain resources, the cooperation of third parties, the ability to locate and correct all relevant computer codes, unforeseen circumstances that would cause the Company to allocate its resources elsewhere, and similar uncertainties.

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

The Company cautions that any such forward looking statements include statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially, including without limitation the ability of the Company to penetrate new markets, the outcome of its patent litigation, the Company's ability to complete commercial development of potential future products or obtain regulatory approval of its products, which approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, and potential changes in regulations, and the Company's dependence on certain customers. Additional information on these risks and other factors which could affect the Company's financial results are included in the Risk Factors described in Exhibit 99 to this report and in the Company's other filings with the SEC, including the Company's Forms 10-Q, 10-K and 8-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A portion of the Company's operations are in jurisdictions outside North America. The Company leases INOVOJECT(R) systems and sells products in Europe, Asia, and South America. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. At December 31, 1998, the Company's operations outside North America were not material to the Company's consolidated results as a whole, and a significant change in currency exchange rates or economic conditions in the jurisdiction outside North America in which the Company operates would not have a material effect on the Company's consolidated financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

The Board of Directors and Shareholders
Embrex Inc.

We have audited the accompanying consolidated balance sheets of Embrex, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Embrex, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                 /s/ Ernst & Young LLP

Raleigh, North Carolina
March 1, 1999

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                                                     December 31,
                                                                     ------------
ASSETS                                                           1998          1997
                                                                 ----          ----
Current Assets
    Cash and cash equivalents...................                $7,167        $8,580
    Restricted cash (Note 2)....................                   275           275
    Inventories:
         Materials and supplies.................                   925           898
         Product................................                 1,281           603
    Accounts receivable - trade.................                 3,454         2,772
    Other current assets........................                   738           599
                                                                   ---           ---

               Total Current Assets.............                13,840        13,727

INOVOJECT(R) Systems under construction.........                   568           690

INOVOJECT(R) Systems............................               24,161        21,024
    Less accumulated depreciation...............              (16,297)      (12,149)
                                                              --------      --------
                                                                 7,864         8,875
Equipment, furniture and fixtures...............                 5,060         3,601
   Less accumulated depreciation................               (2,468)       (2,041)
                                                               -------       -------
                                                                 2,592         1,560
OTHER ASSETS:
    Patents and exclusive licenses of patentable
       technology (net of accumulated amortization of $196
       in 1998 and $80 in 1997).................                   126           309

TOTAL ASSETS....................................               $24,990       $25,161
                                                               =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable............................               $   393        $1,312
    Accrued expenses............................                 2,033         1,976
    Deferred revenue............................                   175           -0-
    Product warranty accrual....................                   322           171
    Current portion of capital lease obligations                 2,618         2,391
    Current portion of long-term debt (Note 4)..                   -0-           292
                                                                   ---           ---

               Total Current Liabilities........                 5,541         6,142

Capital lease obligations, less current portion                    634         3,269
(Note 3)........................................
Long-term debt, less current portion (Note 4)...                    10             9

Shareholders' Equity (Notes 5, 6, 7 and 8)
    Common Stock, $.01 par value per share
        Authorized - 30,000,000 shares
        Issued and outstanding - 8,264,490
        and 8,239,946 shares                                        83            82
        at December 31, 1998 and 1997, respectively
    Additional paid-in capital..................                54,894        54,788
    Accumulated other comprehensive income......                   113          (196)
    Accumulated deficit.........................               (36,072)      (38,933)
    Treasury stock..............................                 (213)            -0-
                                                                 -----           ---

               Total Shareholders' Equity.......                18,805        15,741
                                                                ------        ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......               $24,990       $25,161
                                                               =======       =======

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

                                                                       Year ended December 31,
                                                                       -----------------------
                                                             1998               1997                1996
                                                             ----               ----                ----
REVENUES
    INOVOJECT(R) revenue.........................           $27,426            $23,614            $19,263
    Product revenue..............................               931              1,062              1,217
    Other revenue................................               258                113                152
                                                                ---                ---                ---

         Total Revenues..........................            28,615             24,789             20,632

Cost of Product Sales and INOVOJECT(R) Revenues...           13,341             12,244             11,032
                                                             ------             ------             ------
                                                             15,274             12,545              9,600

OPERATING EXPENSES
    General and administrative...................             6,204              5,020              3,265
    Sales and marketing..........................               633                587                510
    Research and development.....................             4,995              4,188              4,036
                                                              -----              -----              -----

         Total Operating Expenses................            11,832              9,795              7,811
                                                             ------              -----              -----

Operating Income.................................             3,442              2,750              1,789
Other Income (Expense)
    Interest income..............................               402                488                355
    Interest expense.............................             (645)            (1,070)            (1,608)
    Other........................................                38                 14                -0-
                                                                 --                 --                ---

          Total Other Expense....................             (205)              (568)            (1,253)
                                                              -----              -----            -------

          Income Before Taxes....................             3,237              2,182                536

Income Taxes (Note 9)............................               376                422                195
                                                                ---                ---                ---
Net Income.......................................            $2,861             $1,760               $341
                                                             ======             ======               ====

Net Income per share of Common Stock
    Basic........................................             $0.35              $0.21              $0.05
    Diluted......................................             $0.34              $0.21              $0.06

Number of Shares Used in Per Share Calculation
    Basic........................................             8,255              8,184              7,218
    Diluted......................................             8,339              8,339              7,520

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                  Year ended December 31,

                                                                  1998           1997           1996
                                                                  ----           ----           ----
Operating Activities
    Net income..........................................         $2,861           $1,760            $341
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
         Depreciation and amortization..................          4,884            4,043           4,021
         Changes in operating assets and liabilities:
             Accounts receivable, inventories and other
                current assets..........................         (1,526)            (797)           (515)
             Accounts payable and accrued expenses......           (537)           1,083             119
                                                                  -----            -----           -----
NET CASH PROVIDED BY OPERATING ACTIVITIES                         5,682            6,089           3,966

Investing Activities
    Sales of short-term investments                                 -0-              876           1,096
    Collateralization of Lease (Note 2)                             -0-            (275)             -0-
    Purchases of INOVOJECT(R) systems, equipment, furniture
       and fixtures                                              (4,850)          (3,962)         (4,888)
    Reductions to patents and other noncurrent assets               248              280              93
                                                                    ---              ---              --

NET CASH USED IN INVESTING ACTIVITIES                            (4,602)          (3,081)         (3,699)

Financing Activities
    Issuance of Common Stock                                        107              257           3,438
    Repayment of long-term debt                                   (286)             (119)            476
    Proceeds from capital lease obligations                         101              102           2,139
    Payments on capital lease obligations                       (2,511)           (3,328)         (2,818)
    Repurchase of Common Stock                                    (213)              -0-             -0-
                                                                  -----          -------           -----

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             (2,802)          (3,088)           3,235
                                                                -------          -------           -----

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (1,722)             (80)           3,502
CURRENCY TRANSLATION ADJUSTMENTS                                    309            (376)             180
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  8,580            9,036           5,354
                                                                  -----            -----           -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $7,167           $8,580          $9,036
                                                                 ======           ======          ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Total interest paid was $645,000, $1,070,000 and $1,593,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

Total income taxes paid were $277,000, $70,000 and $170,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY:

During 1996, $3.3 million of outstanding debentures along with $258,000 of accrued interest were converted into 612,061 shares of Common Stock net of unamortized debt issuance costs totaling $111,000.

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

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

                                                                       Accumulated
                                                          Additional      Other
                                                Common     Paid-in    Comprehensive    Accumulated     Treasury
                                                 Stock     Capital        Income         Deficit         Stock          Total
                                                 -----     -------        ------         -------         -----          -----
BALANCE AT DECEMBER 31, 1995 (as
  restated)...............................     $ 46,122      $ 821        $   0           ($41,034)      $   0        $   5,909
    Stock issued:
        Upon exercise of options...............     286                                                                     286
        Under employee stock purchase plan.....      68                                                                      68
        Upon conversion of long-term debt
           (net of issuance cost of $1)........   2,947        494                                                        3,441

        Upon exercise of warrants..............   3,084                                                                   3,084
        Establishment of $.01 par value
              (Note 5)......................... (52,427)    52,427                                                          -0-

    Other Comprehensive Income, Net of Tax
           (Note 1)
           Currency translation adjustments....                             180                                             180
           Net income..........................                                                341                          341
                                                                                                                            ---
           Comprehensive income................                                                                             521
                                                                                                                            ---
BALANCE AT DECEMBER 31, 1996...................      80     53,742          180            (40,693)          0           13,309
    Stock issued:
        Upon exercise of options...............       1        201                                                          202
        Under employee stock purchase plan.....                 55                                                           55
        Upon conversion of long-term debt
            (net of issuance cost of $111).....       1        563                                                          564
        Upon issuance of shares for
           Agrimatic acquisition...............                227                                                          227

    Other Comprehensive Income, Net of Tax
           (Note 1)
           Currency translation adjustments....                            (376)                                           (376)
           Net income..........................                                              1,760                        1,760
                                                                                                                          -----
           Comprehensive income................                                                                           1,384
                                                                                                                          -----
BALANCE AT DECEMBER 31, 1997...................     $82    $54,788        ($196)          ($38,933)          0          $15,741

    Stock Repurchased                                                                                     (213)            (213)
    Stock issued:
        Upon exercise of options...............                  1                                                            1
        Under employee stock purchase plan.....       1        105                                                          106

    Other Comprehensive Income, Net of Tax
           (Note 1)
           Currency translation adjustments....                             309                                             309
           Net income..........................                                              2,861                        2,861
                                                                                                                          -----
           Comprehensive income................                                                                           3,170
                                                                                                                          -----

BALANCE AT DECEMBER 31, 1998...................     $83    $54,894         $113           ($36,072)       (213)         $18,805

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS


Embrex, Inc. has developed and commercialized the INOVOJECT(R) system, a proprietary, automated, in-the-egg injection system which eliminates the need for manual, post-hatch injection of certain vaccines for newly hatched broiler chicks. Embrex also develops and markets proprietary pharmaceutical and biological products to improve bird health, reduce bird production costs and provide other economic benefits to the poultry industry.

ACQUISITION

On May 27, 1997, the Company issued 34,320 shares of Common Stock in exchange for substantially all of the assets of Agrimatic Corporation. In 1998, the book value of the assets acquired in this acquisition was written off. This transaction and subsequent write-off had an immaterial effect on the operations of Embrex.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited and Embrex Sales, Inc. (the "Company"). All significant intercompany transactions and accounts have been eliminated. Currently, foreign operations account for approximately 20% of the Company's revenues.

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

INOVOJECT(R) SYSTEMS

INOVOJECT(R) systems are comprised of egg injection and related equipment available for lease to customers. The equipment is recorded at the lower of cost or estimated net realizable value. Depreciation is computed principally by using accelerated and straight-line methods over the estimated useful life of the equipment and commences after construction is complete and the equipment is placed in service.

EQUIPMENT, FURNITURE AND FIXTURES

Equipment, furniture and fixtures are recorded at cost. Depreciation is computed principally by using accelerated and straight-line methods over the estimated three-to-five years useful lives of the assets placed in service.

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

REVENUE RECOGNITION

INOVOJECT(R) system fees are recognized based on eggs processed during the period. Product sales are recognized when the products are shipped. Contract research revenue is recognized as services are performed over the term of the contract. Revenue received, but not yet earned, is classified as deferred revenue.

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

Basic net income per share was determined by dividing net income available for common shareholders by the weighted average number of common shares outstanding during each year. Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all convertible securities and issued and unexercised stock options. A reconciliation of the net income available for common shareholders and number of shares used in computing basic and diluted net income per share is in Note 11.

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

PRINCIPAL CUSTOMERS

Tyson Foods, Inc. ("Tyson") accounted for approximately 27, 28 and 33 percent of consolidated 1998, 1997 and 1996 revenues, respectively. Based on the millions of pounds of ready-to-eat poultry meat produced in 1998, Tyson accounted for approximately 24 percent of the broilers grown in the U.S. In 1998, Tyson was the only customer that represented greater than 10 percent of total revenues.

CONCENTRATION OF CREDIT RISK

The Company's principal financial instrument, subject to potential concentration of credit risk, is accounts receivable which are unsecured. As of December 31, 1998, Tyson Foods, Inc. accounted for approximately 16% of consolidated accounts receivable, and substantially all of the Company's accounts receivable are due from companies in the poultry industry.

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

The Company has granted Merial Select, Inc. ("Select") (a Merck Rhone-Poulenc company) exclusive rights to manufacture IBD vaccines containing Embrex's proprietary VNF(R) product for Embrex to market in North America, Latin America and Asia under the trade name Bursaplex(R). In 1995, Embrex granted Cyanamid Websters ("Websters"), a unit of Ft. Dodge Animal Health, which is a division of American Home Products Corp. ("Ft. Dodge"), rights to manufacture and market bursal disease vaccines containing the Company's VNF(R) product to be marketed in Europe, the Middle East and Africa under the trade name Bursamune(TM). Additionally, the Company has one contract supplier of its VNF(R) product. The manufacture of the bursal disease vaccines being produced by Select and Ft. Dodge and the Company's VNF(R) product generally must be performed in licensed facilities and/or under methods approved by regulatory agencies. Although there are other manufacturers who are capable of manufacturing bursal disease products and producing products such as VNF(R), a change of suppliers could adversely effect the Company's future operating results due to the time it would take a new supplier to obtain regulatory approval of its production process and/or manufacturing facilities. The Company seeks to minimize this exposure through multi-year supply agreements and the maintenance of adequate inventories.

RECLASSIFICATION

Certain 1997 and 1996 amounts in the accompanying financial statements have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

COMPREHENSIVE INCOME

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income (SFAS 130). This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $3.2 million, $1.4 million and $521,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Embrex's total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the years presented.

SEGMENTS

Effective January 1, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". This pronouncement superseded SFAS 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. The Company is considered to have only one operating segment based on SFAS 131.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities". This pronouncement is effective for annual periods beginning after June 15, 1999. SFAS 133 requires all derivatives to be recorded on the balance sheet and establishes accounting rules for hedging activities. The effect of the hedge accounting rules is to offset changes in value or cash flows of both the hedge and hedged item in earnings in the same period. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported in earnings in the period of the change. Based on the fact that the Company does not currently use derivatives, adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

During 1998, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. The impact of adoption was not material.

2.     RESTRICTED CASH

On October 13, 1997, the Company executed a ten-year collateralized lease relative to the facilities housing the Company's new research facility. Such collateral exists in the form of a certificate of deposit, which is required to be maintained at least through the end of the seventh year of the lease.

3.     LEASES

At December 31, 1998 and 1997, the Company had assets totaling $11.6 million and $14.0 million, respectively, financed by capital lease agreements which expire through December 2001. Accumulated depreciation and amortization includes $8.0 million and $10.1 million of amortization related to these assets at December 31, 1998 and 1997, respectively. Amortization of assets financed by capital leases is included with depreciation expense.

The Company leases its facilities under a number of operating leases extending through November 2007. The Company has the option to cancel one of its operating lease agreements with the payment of a $180,000 penalty. Total rent expense was $456,000, $312,000, and $334,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

At December 31, 1998, the Company's minimum future commitments under capital and operating leases were as follows:

                                                      Operating     Capital
                                                       Leases       Leases
                                                       ------       ------

1999............................................      $461,000   $2,967,000
2000............................................       468,000      664,000
2001............................................       481,000       11,000
2002............................................       299,000            0
2003............................................       253,000            0
Beyond..........................................       696,000            0
                                                       -------            -

Total...........................................    $2,658,000     $3,642,000
                                                    ==========
Less amounts representing interest..............                     (311,000)
                                                                    ---------

Present value of future minimum lease payments                     $3,331,000
                                                                   ==========

4.     LONG-TERM DEBT

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

At December 31, 1998, the Company had reserved a total of 2,296,113 shares of its Common Stock for future issuance as follows:

For exercise of warrants to purchase Common Stock...............     171,000
For exercise of Common Stock options............................   2,092,400
For possible future issuance to employees and others
under employee stock purchase plans.............................      32,713
                                                                     -------

Total reserved..................................................   2,296,113
                                                                  ==========

At December 31, 1998, the Company had issued and outstanding warrants to purchase Common Stock as follows:

                                                          Date through Which
            Exercise Price          Shares Reserved for      Warrants are
              Per Share             Exercise of Warrants     Exercisable
              ---------             --------------------     -----------

$9.50..............................        30,000             12/31/00
$9.50..............................        15,000               6/9/01
$6.00..............................        96,000              4/30/00
$7.28..............................        30,000             10/30/01
                                           ------
                                          171,000
                                          -------

In October 1998, the Company announced that the Board of Directors authorized a share repurchase program to purchase up to 10 percent of outstanding shares of Common Stock, or up to approximately 830,000 shares over 18 months, in open market or privately negotiated transactions. As of December 31, 1998, the Company had purchased 40,800 shares for $213,000 at an average price of $5.2215.

6.     STOCK OPTION PLANS

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

The Company's stock option plans provide for option grants designated as either non-qualified or incentive stock options. The options generally vest over a four-year period and expire ten years from the date of grant. In general, the exercise price of stock options is the closing price of the Company's Common Stock on the date of grant.

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

Stock option information with respect to all of the Company's stock option plans follows:

                                                   Number          Option Price     Expiration
                                                 of Shares        Range per Share      Date
                                                 ---------        ---------------      ----
Balance at December 31, 1995, outstanding
options.....................................        909,121       $2.00 to $8.375    1998-2005
    Granted ................................        111,980      $6.125 to $7.625         2006
    Exercised...............................       (66,873)        $2.00 to $7.00
    Canceled................................       (87,814)       $6.125 to $2.00
                                                   --------

Balance at December 31, 1996, outstanding
options.....................................        866,414       $2.00 to $8.375    1998-2006
    Granted ................................        279,525      $6.063 to $7.125         2007
    Exercised...............................       (53,773)        $2.00 to $7.00
    Canceled................................       (53,468)       $6.125 to $7.00
                                                   --------

Balance at December 31, 1997, outstanding
options.....................................      1,038,698        $2.00 to $8.75    1998-2007
    Granted.................................        307,495       $5.00 to $6.375
    Exercised...............................        (3,900)                 $2.00
    Canceled................................       (47,754)       $5.375 to $7.00
                                                   --------
Balance at December 31, 1998, outstanding
options.....................................      1,294,539        $2.00 to $8.75    1999-2008
                                                  =========        ==============    =========

The Company's 1998 Amendment to its 1993 Incentive Stock Option Plan increased the authorized grant of options to company personnel from 1.2 million shares of common stock up to 1.9 million shares. All options granted have 10 year terms and a four year vesting schedule.

Pro forma information regarding net income and income per share is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:


                                     1998          1997          1996
                                     ----          ----          ----

Risk free interest rate..........    4.92          6.13          6.42
Dividends........................     --            --            --
Volatility factor................   0.305          0.358        0.421

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                             For the year ended December 31
                                             ------------------------------

                                             1998          1997          1996
                                             ----          ----          ----
Pro forma net income (in thousands)........ $2,212        $1,272         $ 107
Pro forma basic income per share........... $ 0.27        $ 0.16         $0.01

The weighted average remaining contractual life of those options is 6.70 years. The weighted average exercisable price of outstanding options at December 31, 1998 is $5.59.

7.     EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (the "Purchase Plan") to provide its employees with an additional opportunity to share in the ownership of the Company. Under terms of the Purchase Plan, all regular full-time employees of the Company may make voluntary payroll contributions thereby enabling them to purchase Common Stock. Contributions are limited to 20 percent of an employee's compensation. Up to 100,000 shares of Common Stock may be issued under the Purchase Plan. The purchase price of the stock is the lesser of the Fair Market Value on the first business day of the Purchase Period or 85% of the Fair Market Value on the date of exercise which can be at any time during the Plan year.

Under the Purchase Plan, during 1998, 1997 and 1996, 20,594, 9,764 and 11,028 shares of Common Stock, respectively, were purchased. To date, 67,287 shares of Common Stock have been purchased.

8.     401(k) RETIREMENT SAVINGS PLAN

The Company has a 401(k) plan which is available to all employees upon employment who are at least 18 years of age. Employer contributions are voluntary at the discretion of the Company.

Company contributions amounted to $62,988 and $44,080 for the years ended December 31, 1998 and 1997. There were no Company contributions for the year ended December 31, 1996.

9.  INCOME TAXES

The components of income tax expense for the year ended December 31 are as follows:

                                                         1998           1997           1996
                                                         ----           ----           ----
Current:
Federal...........................................    $197,000         $59,000          $45,000
State..............................................     34,000          84,000           30,000
Foreign...........................................     145,000         279,000          120,000
                                                       -------         -------          -------
                                                      $376,000        $422,000         $195,000
                                                       =======         =======          =======

The Company's consolidated effective tax rate differed from the statutory rate as set forth below for the year ended December 31:

                                                       1998            1997            1996
                                                       ----            ----            ----
Federal taxes at statutory rate................     $1,101,000        $742,000         $182,000
State and local income taxes, net of Federal
benefit........................................        162,000          84,000           30,000
Non-deductible expenses........................         75,000          24,000          220,000
Foreign losses for which no benefit has been
     recognized................................        230,000         346,000          114,000
Change in valuation allowance..................     (1,337,000)     (1,112,000)        (516,000)
Alternative minimum and foreign withholding
taxes..........................................        145,000         338,000          165,000
                                                       -------         -------          -------
                                                      $376,000        $422,000         $195,000
                                                      ========        ========         ========

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has no deferred tax liabilities. Significant components of the Company's deferred tax assets are as follows:

                                                                  At December 31,
                                                                  ---------------
                                                                1998            1997
                                                                ----            ----
Deferred tax assets:
    Book over tax depreciation...........................    $278,000          $718,000
    Net operating loss carryforwards.....................   9,710,000        11,430,000
    Research and experimental tax credit carryforwards...   2,228,000         1,915,000
    Charitable contributions carryforward................      22,000            16,000
    Accrued liabilities and reserves.....................     457,000           158,000
    Alternative Minimum Tax credit carryforward..........     205,000                 0
                                                         -------------     -------------
        Total deferred tax assets........................ $12,900,000       $14,237,000
Valuation allowance for deferred tax assets..............($12,900,000)     ($14,237,000)
                                                         -------------     -------------
      Net deferred tax assets............................          $0                $0
                                                                   ==                ==


During 1998 and 1997, the valuation allowance decreased by ($1,337,000) and ($1,264,000), respectively.

At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $25.6 million which are available to offset future taxable income. These net operating loss carryforwards expire during the years 2000 through 2010. As a result of the changes in ownership percentages which occurred with the 1991 Initial Public Offering (IPO), the future utilization of the net operating loss carryforwards incurred prior to the 1991 IPO is limited to approximately $2.1 million per year. Any loss carryforward amounts exceeding the limitation can be carried forward to future years within the carryforward period. The net operating loss carryforwards incurred subsequent to the 1991 IPO are not subject to these change in ownership limitations.

In addition, the Company has Research and Experimental Tax Credit carryforwards totaling approximately $2.2 million which are available to offset future federal income taxes. These credits expire during the years 2000 through 2013.

10.  COMMITMENTS

As of December 31, 1998, the Company had outstanding purchase commitments of approximately $3.5 million related to the production of the Company's Bursaplex(R) product, VNF(R) for the manufacture of Bursaplex(R) and Bursamune(TM), and materials and supplies for the construction and maintenance of INOVOJECT(R) egg injection systems.

11.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                                    1998             1997            1996
                                                                    ----             ----            ----
Numerator:
Net Income Available To Common Stockholders...............         $2,861           $1,760           $341
    Effect of dilutive securities:
        Regulation S Debentures...........................              0                9            122
                                                                        -                -            ---

        Numerator for diluted earnings per share-income
           available to common stockholders after assumed
           conversions....................................         $2,861           $1,769           $463
                                                                   ======           ======           ====

Denominator:
Denominator for basic net income per share--weighted-average
shares....................................................          8,255            8,184          7,218

    Effect of Dilutive Securities:
        Employee Stock Options............................             84              143            188
        Warrants..........................................              0                8             12
        Convertible Debentures............................              0                4            102
                                                                        -                -            ---

           Dilutive Potential Shares......................             84              155            302

        Denominator for diluted net income per
           share--adjusted weighted-average shares and
           assumed conversions............................          8,339            8,339          7,520
                                                                    =====            =====          =====

Basic net income per share................................          $0.35            $0.21          $0.05
                                                                    =====            =====          =====

Diluted net income per share..............................          $0.34            $0.21          $0.06
                                                                    =====            =====          =====


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the executive officers and directors is incorporated by reference from the Company's Proxy Statement (under the headings "Management" and "Proposal 1: Election of Directors," respectively), with respect to the Annual Meeting of Shareholders to be held on May 20, 1999, to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company's Proxy Statement (under the heading "Executive Compensation"), with respect to the Annual Meeting of Shareholders to be held on May 20, 1999, to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference from the Company's Proxy Statement (under the heading "Share Ownership of Management and Certain Beneficial Owners"), with respect to the Annual Meeting of Shareholders to be held on May 20, 1999, to be filed with the Securities and Exchange Commission.

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

Report of Independent Auditors

Financial Statements

     Consolidated Balance Sheets at December 31, 1998 and 1997

     Consolidated Statements of Operations for each of the three fiscal years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for each of the three fiscal years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Shareholders' Equity for each of the three fiscal years ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

(a)(2). The financial statements of the Company's Employee Stock Purchase Plan listed below are filed herewith, pursuant to Form 10-K, General Instruction F.

Report of Independent Auditors

Financial Statements

     Statements of Net Assets Available for Plan Benefits at December 31, 1998 and 1997

     Statements of Changes in Net Assets Available for Plan Benefits for the three years ended December 31, 1998, 1997 and 1996

     Notes to Financial Statements

(a)(3). The exhibits listed below are filed as part of this report. Executive compensation plans and arrangements are listed in Exhibits 10.13 through 10.40.

Exhibits       Description

3.1(1)         Restated Articles of Incorporation

3.2(2) Articles of Amendment to Restated Articles of Incorporation, effective March 21, 1996

3.3(3) Articles of Amendment to Restated Articles of Incorporation, effective May 28, 1996

3.4            Amended and Restated Bylaws, effective May 21, 1998

4.1            Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2(4)         Specimen of Common Stock Certificate

4.3(5) Warrant to Purchase Common Stock of Embrex issued to Schwartz Investments, Inc.

4.4(6) Rights Agreement dated as of March 21, 1996 between Embrex and Branch Banking and Trust Company, as Rights Agent

10.1(7) Exchange Agreement dated May 28, 1991, between Embrex and American Cyanamid Company, Advent First Limited Partnership A, Biotechnology Venture Fund S.A., Biotechnology Investments Limited, Domain Partners, L.P., Elf Technologies, Inc., Prince Venture Partners III, L.P., 3I Securities Corporation, and Charles E. Austin

10.2(7) License Agreement dated December 11, 1991, between Embrex and the National Technical Information Service, a primary operating unit of the United States Department of Commerce

10.3(7) Collaborative Research Agreement dated January 17, 1989 between Embrex and the University of Arkansas

10.4(7) License Agreement dated October 1, 1998 between Embrex and the National Technical Information Service, a primary operating unit of the United States Department of Commerce

10.5(7) Lease Agreement dated December 9, 1986 between Embrex, as tenant, and Imperial Center Partnership and Petula Associates, Ltd., as landlord, as amended by First Amendment dated June 11, 1987, Second Amendment dated December 1, 1988, and Third Amendment dated May 2, 1989

10.6(4) Fourth Amendment of Lease dated October 1, 1994 between the Company and Glaxo Inc. (as successor in interest to Imperial Center Partnership and Petula Associates, Ltd.)

10.7(4) Fifth Amendment of Lease dated December 13, 1996 between the Company and Glaxo Wellcome Inc. (as successor in interest to Glaxo Inc.)

10.8(8) Lease for Royal Center II dated October 13, 1997 between the Company and Petula Associates, Ltd.

10.9(7) Facility Agreement dated March 1, 1991, between Embrex and Mississippi Agriculture and Forestry Experiment Station, Mississippi State University

10.10(7) Unrestricted Grant Agreement dated April 1, 1988, between Embrex and North Carolina State University, as amended by Amendment dated September 15, 1989 and Amendment dated April 22, 1991

10.11(7) Unrestricted Grant Agreement dated November 1, 1986, between Embrex and North Carolina State University, as amended by Amendment dated May 3, 1989, Amendment dated September 15, 1989, and Amendment dated April 22, 1991

10.12(7) Basic Research Agreement dated October 24, 1989, between Embrex and University of Arkansas, as amended on October 23, 1990, February 1, 1991 and July 22, 1991

10.13(7) 1988 Incentive Stock Option Plan and form of Incentive Stock Option Agreement

10.14(7) 1989 Nonstatutory Stock Option Plan and form of Nonstatutory Stock Option Agreement

10.15(7) 1991 Nonstatutory Stock Option Plan and form of Nonstatutory Stock Option Agreement

10.16(9) Incentive Stock Option and Nonstatutory Stock Option Plan and forms of Stock Option Agreements - June 1993

10.17(3) Amendment dated May 16, 1996 to Incentive Stock Option and Nonstatutory Stock Option Plan - June 1993

10.18(10)      Amended and Restated Incentive Stock Option and Nonstatutory
               Stock Option Plan - May 1998

10.19(4)       Amended and Restated Employee Stock Purchase Plan

10.20(7) Employment Agreement dated November 15, 1989, between Embrex and Randall L. Marcuson

10.21(4) Amendment to Employment Agreement dated May 21, 1996 between Embrex and Randall L. Marcuson

10.22(4) Change In Control Severance Agreement dated May 21, 1996 between Embrex and Randall L. Marcuson

10.23 Amendment to Change in Control Severance Agreement dated October 1, 1998 between Embrex and Randall L. Marcuson

10.24(7) Employment Agreement dated October 16, 1989, between Embrex and Catherine A. Ricks

10.25(4) Change In Control Severance Agreement dated May 21, 1996 between Embrex and Catherine A. Ricks

10.26 Amendment to Change in Control Severance Agreement dated October 1, 1998 between Embrex and Catherine A. Ricks

10.27(2) General Provisions to Employment Agreement between Embrex and Brian V. Cosgriff dated August 18, 1995

10.28(4) Change In Control Severance Agreement dated May 21, 1996 between Embrex and Brian V. Cosgriff

10.29 Amendment to Change in Control Severance Agreement dated October 1, 1998 between Embrex and Brian V. Cosgriff

10.30(2) Terms and Conditions of Employment between Embrex Europe Limited and David M. Baines dated May 12, 1994

10.31(4) Change In Control Severance Agreement dated June 9, 1996 between Embrex and David M. Baines

10.32 Amendment to Change in Control Severance Agreement dated October 1, 1998 between Embrex and David M. Baines

10.33(4) Letter Agreement and General Provisions to Employment Agreement dated August 20, 1996 between Embrex and Don T. Seaquist and Amendment to Employment Agreement dated September 9, 1996 between Embrex and Don T. Seaquist

10.34(4) Change In Control Severance Agreement dated September 9, 1996 between Embrex and Don T. Seaquist

10.35 Amendment to Change in Control Severance Agreement dated October 1, 1998 between Embrex and Don T. Seaquist

10.36 Letter Agreement and General Provisions to Employment Agreement dated May 31, 1991 between Embrex and V. Hayes Fenstermacher and Amendment to Employment Agreement dated July 18, 1996 between Embrex and V. Hayes Fenstermacher

10.37 Change In Control Severance Agreement dated October 16, 1996 between Embrex and V. Hayes Fenstermacher

10.38 Amendment to Change in Control Severance Agreement dated October 1, 1998 between Embrex and V. Hayes Fenstermacher

10.39 Letter Agreement and General Provisions to Employment Agreement dated February 3, 1999 between Embrex and Brian C. Hrudka

10.40 Change In Control Severance Agreement dated March 24, 1999 between Embrex and Brian C. Hrudka

10.41(7) Shareholders' Agreement dated August 14, 1991 by and among Embrex, Advent Euroventures Limited Partnership, and Plant Resource Venture Fund II Limited Partnership

10.42(8) INOVOJECT(R) Egg Injection System Lease, Limited License, Supply and Service Agreement dated September 1, 1994 between Embrex and Tyson Foods, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.43(8) Amendment dated March 26, 1997 to the INOVOJECT(R) Egg Injection System Lease, Limited License, Supply and Service Agreement dated September 1, 1994 between Embrex and Tyson Foods, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.44(11)      Master Lease Agreement dated December 3, 1993 between Embrex and
               Capital Associates International, Inc. with a form of equipment schedule and collateral assignment of lease attached

10.45(11)      Master Lease Agreement dated January 28, 1994 between Embrex and
               Aberlyn Capital Management Limited Partnership with a form of lease schedule and collateral assignment of lease attached

10.46(11)      Agreement to Issue Warrant dated January 28, 1994 between Embrex and Aberlyn Capital Management Limited Partnership

10.47(11)      Common Stock Purchase Warrant issued to Aberlyn Capital
               Management Limited Partnership

10.48(11)      Agreement to Issue Warrant dated January 28, 1994 between Embrex and Aberlyn Holding Company, Inc.

10.49(11)      Common Stock Purchase Warrant issued to Aberlyn Holding Company,
               Inc.

10.50(12)      Master Equipment Lease Agreement dated as of December 7, 1994 between Financing for Science International, Inc. and Embrex with a Consent to Assignment of Equipment Lease Agreement, Security
               Agreement and Rental Schedule attached

10.51(12)      License Agreement dated as of December 7, 1994 between Financing for Science International, Inc. and Embrex with Sublicense
               Agreement attached

10.52(12)      Common Stock Purchase Warrant dated January 17, 1995 issued to
               Financing for Science International, Inc.

10.53(12)      Agreement for Sale of Equipment and Rights Under User Agreement
               dated as of December 7, 1994 between Financing for Science
               International, Inc. and Embrex

10.54(2) Limited License and Supply Agreement dated as of July 20, 1995 between Embrex and Webster

10.55(4) Amendments dated August 1, 1996 and November 11, 1996 to Limited License and Supply Agreement dated as of July 20, 1995 between Embrex and Webster

10.56(2)       Agreement dated as of January 22, 1996 between Embrex and Select

10.57(2)       Letter Agreement dated as of January 22, 1996 between Select and
               Embrex

10.58(2)       License dated as of January 22, 1996 granted by Select to Embrex

10.59(2) Commitment letter accepted June 14, 1995 between Embrex and Financing for Science International, Inc. for $2.0 million capital lease financing facility

10.60(2) Stock Purchase Warrant dated June 9, 1995 issued to Financing for Science International, Inc.

10.61(2) Financing Agreement (Number 10783) dated as of October 30, 1995 between Lease Management Services, Inc. and Embrex, and Addendum thereto dated October 30, 1995 attached

10.62(2) License Agreement dated October 30, 1995 between Embrex and Lease Management Services, Inc.

10.63(2) Sublicense Agreement dated as of October 30, 1995 between Embrex and Lease Management Services, Inc.

10.64(2) Movable Hypothec on Equipment and Contracts dated as of October 30, 1995 between Embrex and Lease Management Services, Inc.

10.65(2) Warrant to Purchase 30,000 Shares of Common Stock dated October 30, 1995 issued to Lease Management Services, Inc.

10.66(2) Intercreditor Agreement dated as of October 31, 1995 among Financing for Science International, Inc., Lease Management Services, Inc., and Embrex.

21             Subsidiaries

23 Consent of Ernst & Young LLP to the inclusion of their report dated March 1, 1999 with respect to the consolidated financial statements of the Company in this Form 10-K and the incorporation by reference of such report into the Registration Statement on Form S-3 (No. 333-18231), as filed with the Securities and Exchange Commission on December 19, 1996, and into the Registration Statements under the Securities Act of 1933 on Form S-8 (Registration Nos. 33-51582, 33-63318, 333-04109, and
               333-56279), as filed with the Securities and Exchange Commission on September 1, 1992, May 25, 1993, May 20, 1996, and June 8,
               1998, respectively, and to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 33-63318) pertaining to the Employee Stock Purchase Plan of their report dated March 30, 1999 with respect to the financial statements of the Embrex, Inc. Employee Stock Purchase Plan included in this Form 10-K.

24 Powers of Attorney (included in the signature page for this report)

27 Financial Data Schedule to the Company's Form 10-K for the year ended December 31, 1998.

99             Risk Factors relating to the Company

(1) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for fiscal year ending December 31, 1991 and incorporated herein by reference

(2) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1995 and incorporated herein by reference

(3) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended June 30, 1996 and incorporated herein by reference

(4) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for fiscal year ending December 31, 1996 and incorporated herein by reference

(5) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended June 30, 1995 and incorporated herein by reference

(6) Exhibit to the Company's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on March 22, 1996 and incorporated herein by reference

(7) Exhibit to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Registration No. 33-42482) effective November 7, 1991 and incorporated herein by reference

(8) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1997 and incorporated herein by reference.

(9) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1992 and incorporated herein by reference

(10) Exhibit to the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission (Registration No. 333-56279) effective June 8, 1998 and incorporated herein by reference

(11) Exhibit to the Company's Form 10-KSB, as amended, as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1993 and incorporated herein by reference

(12) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1994 and incorporated herein by reference

(b). No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1998.

                        SIGNATURES AND POWER OF ATTORNEY

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EMBREX, INC.
                                                        /s/ Randall L. Marcuson
                                                     By:________________________
Date :  March 31, 1999                                      Randall L. Marcuson
                                                            President and Chief
                                                            Executive Officer

        We, the undersigned directors and officers of Embrex, Inc. (the "Company"), do hereby constitute and appoint Randall L. Marcuson and Don T. Seaquist or either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution, to execute and deliver an Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Act"), with respect to the year ended December 31, 1998, to be filed with the Securities and Exchange Commission, and to do any and all acts and things and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or either of them, may deem necessary or advisable to enable the Company to comply with the Act and any rules, regulations, and requirements of the Securities and Exchange Commission in connection with such Report, including without limitation the power and authority to execute and deliver for us or any of us in our names and in the capacities indicated below any and all amendments to such Report; and we do hereby ratify and confirm all that the said attorneys-in-fact and agents, or either of them, shall do or cause to be done by virtue of this power of attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Title                             Date
---------                                     -----                             ----
/s/ Randall L. Marcuson
____________________                    President, Chief Executive Officer      March 31, 1999
Randall L. Marcuson                     and Director

/s/ Don T. Seaquist
____________________                    Vice President, Finance and             March 31, 1999
Don T. Seaquist                         Administration (Principal Financial
                                        and Accounting Officer)
/s/ Charles E. Austin
____________________                    Chairman of the                         March 31, 1999
Charles E. Austin                       Board of Directors

/s/ C. Daniel Blackshear
____________________                    Director                                March 31, 1999
C. Daniel Blackshear

/s/ Lester M. Crawford
____________________                    Director                                March 31, 1999
Lester M. Crawford, D.V.M. Ph.D.

/s/ Peter J. Holzer
____________________                    Director                                March 31, 1999
Peter J. Holzer

/s/ Kenneth N. May
____________________                    Director                                March 31, 1999
Kenneth N. May, Ph.D.

/s/ Arthur M. Pappas
____________________                    Director                                March 31, 1999
Arthur M. Pappas

                         Report of Independent Auditors

The Board of Directors
Embrex, Inc.

We have audited the accompanying statements of net assets available for plan benefits of Embrex, Inc. Employee Stock Purchase Plan as of December 31, 1998 and 1997, and the related statements of changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of Embrex, Inc. Employee Stock Purchase Plan at December 31, 1998 and 1997, and the changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                      /s/ Ernst & Young LLP

Raleigh, North Carolina
March 30, 1999

                     STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                          EMBREX, INC. EMPLOYEE STOCK PURCHASE PLAN


                                                      At December 31,

                                                    1998        1997
                                                    ----        ----

Receivable from Company..........................   $46,243    $38,666
                                                    -------    -------

Net assets available for Plan benefits...........   $46,243    $38,666
                                                    =======    =======

See accompanying notes.

         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                    EMBREX, INC. EMPLOYEE STOCK PURCHASE PLAN

                                                                    Years Ended December 31,
                                                                1998        1997       1996
                                                                ----        ----       ----
Employee contributions...................................      $137,454    $87,189    $79,487

Deductions:

               Purchases of Common Stock.................        99,354     46,355     59,116

               Withdrawals...............................        30,523     28,245     31,394
                                                                 ------     ------     ------

                                                                129,877     74,600     90,510
                                                                -------     ------     ------

Net (decrease) increase..................................         7,577     12,589    (11,023)

Net assets available for Plan benefits at
               beginning of period.......................        38,666     26,077     37,100
                                                                 ------     ------     ------

Net assets available for Plan benefits at
               end of period.............................       $46,243     $38,666    $26,077
                                                                =======     =======    =======
Shares of Common Stock purchased
        during year                                              20,594       8,209     11,028
                                                                 ======       =====     ======

                    EMBREX, INC. EMPLOYEE STOCK PURCHASE PLAN
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998

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