Form 10-Q
period 1999-03-31
EMBREX INC/NC
filed 1999-05-12
CIK 878725

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                          Commission File No. 000-19495




                                  Embrex, Inc.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            North Carolina                               56-1469825
    --------------------------------------------------------------------
    (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                  Identification No.)


               1035 Swabia Court, Durham, NC              27703
              ------------------------------------------------------
              (Address of principal executive offices)    (Zip Code)


         Registrant's telephone no. including area code:  (919) 941-5185



Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X           No
                                ---             ---
The number of shares of Common Stock, $0.01 par value, outstanding as of April 30, 1999, was 8,270,763.

                                  EMBREX, INC.
                                     INDEX




Part I                                                                           Page
      Financial Information:

          Item 1:  Financial Statements

             Balance Sheets.....................................................3 of 15

             Statements of Operations...........................................4 of 15

             Statements of Cash Flows...........................................5 of 15

             Notes to Consolidated Financial Statements.........................6 of 15

          Item 2:

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations......................7 of 15

          Item 3:

             Quantitative and Qualitative Disclosures
             About Market Risk.................................................11 of 15

Part II

      Other Information:
          Item 1:
             Legal Proceedings.................................................12 of 15
          Item 2:
             Changes in Securities.............................................12 of 15
          Item 3:
             Defaults Upon Senior Securities...................................12 of 15
          Item 4:
             Submission of Matters to a Vote of Security Holders...............12 of 15
          Item 5:
             Other Information.................................................12 of 15
          Item 6:
             Exhibits and Reports on Form 8-K..................................13 of 15

      Signatures...............................................................14 of 15

      Exhibit Index............................................................15 of 15


PART I - FINANCIAL INFORMATION
   Item 1 - Financial Statements

                                  Embrex, Inc.
                                  ------------
CONSOLIDATED BALANCE SHEETS



(DOLLARS IN THOUSANDS)

                                                                 MARCH 31        DECEMBER 31
                                                                  1999             1998
                                                              ---------------  ---------------
                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents...............................  $       6,721    $       7,167
   Restricted Cash.........................................            275              275
   Accounts receivable - trade.............................          3,551            3,454
   Inventories:
      Materials and supplies..............................             900              925
      Product.............................................             961            1,281
   Other current assets...................................             761              738
                                                              --------------    ------------
      TOTAL CURRENT ASSETS.................................         13,169           13,840

INOVOJECT(R) SYSTEMS UNDER CONSTRUCTION...................             522              568

INOVOJECT(R) SYSTEMS.......................................         24,973           24,161
   Less accumulated depreciation...........................        (17,069)         (16,297)
                                                              -------------      -----------
                                                                     7,904            7,864

EQUIPMENT, FURNITURE AND FIXTURES .........................          5,627            5,060
   Less accumulated depreciation and amortization.........          (2,615)          (2,468)
                                                              -------------     ------------
                                                                     3,012            2,592
OTHER ASSETS:
   Patents and exclusive licenses of patentable technology
   (net of accumulated amortization of $196 in 1998).......            135              126
                                                              ------------      ------------
TOTAL ASSETS ...............................................    $   24,742       $   24,990
                                                               ============      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable........................................   $        225    $         393
   Accrued expenses........................................          2,008            2,033
   Deferred revenue.......................................             131              175
   Product warranty accrual...............................             344              322
   Current portion of capital lease obligations............          1,765            2,618
                                                               -----------       -----------
      TOTAL CURRENT LIABILITIES............................          4,473            5,541

CAPITAL LEASE OBLIGATIONS, less current portion...........             305              634
LONG-TERM DEBT, less current portion....................                 0               10
SHAREHOLDERS' EQUITY
      Common Stock, $.01 par value:
      Authorized - 30,000,000 shares
      Issued and outstanding -
          8,302,372 and 8,264,490 shares at March 31, 1999
          and December 31, 1998, respectively............               91               83
   Additional paid-in capital..............................         55,048           54,894
   Accumulated other comprehensive income................              (34)             113
   Accumulated deficit.....................................        (34,928)         (36,072)
   Treasury stock.........................................            (213)            (213)
                                                             --------------    -------------
      TOTAL SHAREHOLDERS' EQUITY...........................         19,964           18,805
                                                               ------------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................   $    24,742       $   24,990
                                                               ============      ===========

                                         Embrex, Inc.


CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                       THREE MONTHS ENDED
                                                                             MARCH 31
                                                                       ------------------
                                                                       1999             1998
                                                                       ----             ----
REVENUES
   INOVOJECT(R) SYSTEM revenue............................       $    7,690        $   6,579
   Product sales..........................................              246              254
   Other revenue..........................................               80               24
                                                                  ----------      -----------
      TOTAL REVENUES....................................              8,016            6,857
COST OF PRODUCT SALES AND INOVOJECT(R) SYSTEM REVENUES....            3,226            3,209
                                                                  ----------      -----------
          GROSS PROFIT...................................             4,790            3,648

OPERATING EXPENSES
   General and administrative............................             1,824            1,799
   Sales and marketing..................................                166              197
   Research and development..............................             1,324              861
                                                                  ----------      ----------
      TOTAL OPERATING EXPENSES...........................             3,314            2,857

OPERATING INCOME.........................................             1,476              791
OTHER INCOME (EXPENSE)
   Interest income.....................................                  80               80
   Interest expense.....................................               (135)            (215)
                                                                 -----------       ----------
      TOTAL OTHER EXPENSE.............................                  (55)            (135)
                                                                ------------       ----------
  INCOME BEFORE TAXES..................................               1,421              656
INCOME TAXES ...........................................                284              129
                                                                -----------       ----------
      NET INCOME ........................................        $    1,137       $      527
                                                                ===========      ===========

NET INCOME PER SHARE OF COMMON STOCK:
   Basic.................................................        $     0.14       $     0.06
   Diluted..............................................         $     0.14       $     0.06

NUMBER OF SHARES USED IN PER SHARE CALCULATION:
   Basic.................................................             8,293            8,243
   Diluted...............................................             8,368            8,334


                                         Embrex, Inc.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN THOUSANDS)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                                -------------------
                                                                                 1999         1998
                                                                                -----         -----
Operating Activities
   Net Income..........................................................     $   1,137       $   527
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
      Depreciation and amortization....................................           926         1,194
      Changes in operating assets and liabilities:
          Accounts receivable, inventories and other current assets               225          (948)
          Accounts payable and accrued expenses........................          (215)         (748)
                                                                            ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES..............................         2,073            25

Investing Activities
   Purchases of short-term investments..................................            0             0
   Purchases of INOVOJECT(R) systems, equipment, furniture and fixtures        (1,333)       (1,274)
   Decrease in patents and other noncurrent assets......................           (9)           (2)
                                                                           -----------  ------------
NET CASH USED IN INVESTING ACTIVITIES...................................       (1,342)       (1,276)

Financing Activities
   Issuance of Common Stock.............................................          162            24
    Payments on long-term debt..........................................          (10)          (29)
   Proceeds from capital lease obligations..............................            0            26
   Payments on capital lease obligations................................       (1,182)         (798)
                                                                          ------------    ----------
NET CASH USED IN FINANCING ACTIVITIES...................................       (1,030)         (777)
                                                                          ------------    ----------

Decrease In Cash And Cash Equivalents ..................................         (299)       (2,028)
Currency Translation Adjustments........................................         (147)          263
Cash and cash equivalents at beginning of period........................        7,167         8,580
                                                                            ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................     $   6,721      $  6,815
                                                                            ==========     =========


                                  EMBREX, INC.
                                    FORM 10-Q
                                 March 31, 1999


NOTES TO CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited and Embrex BioTech Trade (Shanghai) Co., Ltd. (collectively referred to as the Company) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

Note 2 - Net Income Per Share

Basic net income per share was determined by dividing net income available for common shareholders by the weighted average number of common shares outstanding during each year. Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all issued and unexercised stock options and warrants.

Note 3 - Comprehensive Income

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $990,000 and $790,000 for the three months ended March 31, 1999 and 1998, respectively. Embrex's total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented.

EMBREX, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this report.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998

Consolidated revenues for the first quarter totaled $8.0 million, representing an increase of 17% over 1998 first quarter revenues of $6.9 million.

INOVOJECT(R) system revenues amounted to $7.7 million for the 1999 first quarter, an increase of 17% over 1998 first quarter revenues of $6.6 million. Most of the 1999 and 1998 INOVOJECT(R) system revenues were generated from INOVOJECT(R) system lease fees. The growth in INOVOJECT(R) system revenues was primarily attributable to increased injection activities in North American hatcheries as well as additional INOVOJECT(R) systems operating in Europe and Asia.

Sales of Bursaplex(R), the Company's proprietary vaccine for the treatment of avian Infectious Bursal Disease, was the principal source of $246,000 of product revenue in the 1999 first quarter and $254,000 in the 1998 first quarter. The Company's ability to generate revenue from product sales has been constrained by the previously announced delay associated with obtaining British regulatory approval for the sale of Bursamune(TM) in the United Kingdom by Fort Dodge Animal Health ("Ft. Dodge"), a division of American Home Products Corp., lower levels of breeder and broiler flock vaccination rates, and fewer reported incidences of bursal disease in the United States. Product sales consequently declined 3% during the first quarter of 1999 compared to product sales during the first quarter of 1998.

Consolidated revenues grew at a faster rate than the cost of product sales and INOVOJECT(R) system revenues, resulting in an improvement in gross profit from 53% of total revenues during the first quarter 1998, to 60% during the comparable 1999 quarter.

Operating expenses increased from $2.9 million during the first quarter of 1998, to $3.3 million during the first quarter of 1999. This increase is primarily attributable to programs focused on INOVOJECT(R) system improvements and enhancements and biological product development.

Net interest expense amounted to $55,000 for the first quarter of 1999 compared to $135,000 for the first quarter of 1998. The $80,000 decrease is attributable to the reduction in lease and debt obligations.

INOVOJECT(R) system revenues and improved gross margins resulted in a $610,000 increase in net income, to $1.1 million in the first quarter of 1998 compared to $527,000 during the comparable period in 1998. Diluted net income per common share was $0.14 for 1999 first quarter based on 8.4 million average shares outstanding, compared to diluted net income of $0.06 per share based on 8.3 million average shares outstanding in the first quarter 1998.

The Company estimates that as of March 31, 1999, it was vaccinating in excess of 80% of the broiler birds grown in the United States during the first three months of 1999. Given its market penetration, the Company expects only moderate INOVOJECT(R) system revenue growth in this market. Overall, management expects moderate growth throughout the balance of 1999 relative to levels achieved in 1998. This growth is expected to come primarily from existing INOVOJECT(R) system operations in the United States, and new INOVOJECT(R) system operations in other countries, and secondarily from sales of the Company's Bursaplex(R) product to poultry producers. During the first quarter 1999, one third of the growth in revenues came from the Company's operations outside the United States. The Company estimates that approximately 75% of first quarter 1999 product revenue occurred outside the United States and that approximately 70% of the Company's new INOVOJECT(R) system installations occurred overseas during the first quarter of this year. The Company currently has INOVOJECT(R) systems either
                                       7
installed or on trial in 27 countries, including the United States and Canada.

Bursaplex(R), a product which uses the Company's Viral Neutralizing Factor (VNF(R)) technology to form an antibody-vaccine when combined with an Infectious Bursal Disease (IBD) virus, was granted approval from the United States Department of Agriculture (the "USDA") in 1997 for in ovo (in-the-egg) use, specifically for administration via the Company's INOVOJECT(R) system. To date, regulatory approval for Bursaplex(R) has been received in Peru, Ecuador, Pakistan, South Korea, Thailand and Vietnam, and regulatory approval is pending in Canada, the Phillippines, People's Republic of China, Indonesia, Venezuela, Argentina, Chile, Colombia, Malaysia and Taiwan.

Bursamune(TM), which also utilizes the Company's VNF(R) technology, is an IBD vaccine produced by Cyanamid Websters, a unit of Ft. Dodge and which will be marketed by Ft. Dodge in Europe, the Middle East and Africa under Ft. Dodge=s trade name "Bursamune(TM)" upon receipt of regulatory approvals. In June 1997, Ft. Dodge indicated that its U.K. application for in ovo regulatory approval of Bursamune(TM) had been provisionally refused. Ft. Dodge also indicated that the U.K. regulatory authority requested that further data be supplied. The Company has worked with Ft. Dodge, which is responsible for obtaining the necessary approvals for Bursamune(TM) in both the U.K. and other European Community markets, to respond to the U.K. regulatory authority requests for data with respect to Bursamune(TM). The Company anticipates that the regulatory review process will be completed during 1999. To date, Bursamune(TM) has received regulatory approval in South Africa and Spain.

For the rest of 1999, the goals of management are to maintain revenue growth and profitability, to continue efforts to achieve worldwide placements of the INOVOJECT(R) system, to obtain regulatory approvals and initiate marketing of Bursaplex(R) in these markets, to continue development of proprietary in ovo vaccines and to develop enhancements to the INOVOJECT(R) system. Growth in INOVOJECT(R) systems and product revenues during 1999 will be dependent on the rate at which markets outside the United States accept INOVOJECT(R) system technology, and the timing of regulatory approvals for Bursaplex(R) and Bursamune(TM) as well as regulatory approval and market acceptance of other vaccines for in ovo delivery. In addition, normal fluctuations in the market price of grain, domestic and international consumption levels of chicken, the supply of broiler chicken eggs, country-specific regulations and economic conditions, and export opportunities for the Company's U.S. customers may impact the timing and quantity of egg injections and the corresponding in ovo delivery of vaccines. Moreover, additional delays in obtaining U.K. regulatory approval for the sale of Bursamune(TM) would negatively impact the Company's ability to generate revenue from both the use of INOVOJECT(R) systems for the in ovo delivery of Bursamune(TM) and the sale of its VNF(R) compound for the production of Bursamune(TM) in the U.K. market.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At March 31, 1999, the Company's cash and cash equivalents amounted to $6.7 million, down $446,000 from $7.2 million on hand at year-end 1998.

Operating activities generated $2.1 million in cash during the first three months of 1999. Cash was provided by net income of $1.1 million, by depreciation of nearly $1.0 million, by reductions in accounts receivable and other current assets of $0.2 million, and offset by reductions in accounts payable and accrued expenses of $0.2 million.

During the first quarter, investing activities used $1.4 million of cash, principally for additional INOVOJECT(R) systems as well as hardware and software for the Company's new information system.

Financing activities used $1.0 million, primarily for the repayment of capital lease obligations.

As of March 31, 1998, the Company had outstanding purchase commitments of approximately $3.5 million related to the production of the Company's Bursaplex(R) product, VNF(R) for the manufacture of Bursaplex(R) and Bursamune(TM) and materials and supplies for the construction and maintenance of its INOVOJECT(R) systems.

In April 1999, the Company obtained a $6.0 million secured revolving line of credit from its bank. This line of credit may be used for working capital purposes and has a term of eighteen months.

Based on its current operations, management believes that available cash and cash equivalents, together with cash flow from operations and its bank line of credit, will be sufficient to meet its foreseeable cash requirements in support of its operations, including necessary capital investments, continued global expansion, funding new product development and repurchase of its common stock.


YEAR 2000 ISSUE

The Company established a team to address the Year 2000 issue in June 1998. The team has conducted an inventory and assessment of the Company's computer hardware and software systems, as well as embedded systems in its INOVOJECT(R) system, manufacturing and laboratory equipment and office facilities, such as security and fire alarm systems. The team is currently developing remediation, testing, and implementation plans for imbedded systems, including the Inovoject(R) system. The Company anticipates completing its test plans not later than May 1999. The Company is in the process of developing contingency plans to address what would happen if its execution of these plans were to fail to address the Year 2000 issue. The Company expects to complete all remediation, testing and implementation not later than October 1999.

To date, the Company has determined that its general ledger and primary financial accounting software, a DOS-based application, uses only two digits to identify a year in the date field. The Company is currently on schedule to replace this application with a Year 2000-compliant Windows-based system by October 1999; however, the Company had planned to make this upgrade irrespective of the Year 2000 problem in order to meet the demands of its business. The Company is in the process of upgrading its computer software and hardware systems as necessary to address both its increased internal needs and the impact of the year 2000 on its systems. The inability of the Company or its software and hardware vendors to upgrade the Company's systems in a manner that fully addresses the Company's needs and the Year 2000 issue could adversely impact the Company's ability to produce the information necessary to manage its business, communicate with its customers and suppliers, and prepare financial statements.

The Company has surveyed nearly all of its customers and vendors through a Year 2000 questionnaire regarding the strategies, activities, and contingency plans undertaken by those parties to achieve Year 2000 compliance. The information being received in response to the questionnaire will assist the Company in assessing its readiness for the Year 2000 issue and identify any potential negative impact to the Company from possible disruptions in other parties' ability to do business with the Company after December 31, 1999. There is no assurance that the systems of other parties on which the Company relies will be compliant on a timely basis. The inability of the Company's vendors and customers to fully address the Year 2000 issue could have an adverse impact on the Company's ability to operate and manage the INOVOJECT(R) system at its customers hatcheries, to manage its business and to communicate with its customers and suppliers, any of which could have a material adverse effect on the Company's financial results.

The Company is in the process of developing contingency plans to address what would happen if its execution of these plans were to fail to address the Year 2000 issue. These contingency plans may include the purchasing and redeployment to various locations of additional materials and supplies needed to operate the business and provide services and products to its customers; and the preservation of perishable biological products in the event of electrical power interruptions at the Company's facilities.

The Company expects to incur no more than $500,000 in addressing Year 2000 issues, including an estimated $30,000 spent to date. The Company's estimates regarding the cost and timing of addressing the Year 2000 issue are based upon presently available information and assumptions about future events. Embrex cannot guarantee that its assumptions will be correct or that its estimates will be achieved. Actual results could differ materially from the Company's expectations as a result of numerous factors, including the continued availability of certain resources, the cooperation of third parties, the ability to locate and correct all relevant computer codes, unforeseen circumstances that would cause the Company to allocate its resources elsewhere, and similar uncertainties.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially, including without limitation the ability of the Company to penetrate new markets, place INOVOJECT(R) systems worldwide, establish a degree of market acceptance for new products such as but not limited to Bursaplex(R) and Bursamune(TM) , prevail in the outcome of its patent litigation appeal, complete commercial development of potential future products or obtain regulatory approval of its products, which approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, potential changes in regulations and the Company's dependence on certain customers. These statements are also contingent upon continued growth of the global poultry industry and the economic viability of certain markets. Additional information on these risks and other factors which could affect the Company's financial results is included in the Company's Form 10-K filed with the Securities and Exchange Commission and other filings with the SEC, including the Company's Forms 10-Q and 8-K.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

A portion of the Company's operations are in jurisdictions outside North America. The Company leases INOVOJECT(R) systems and sells products in Europe, Asia and Latin America. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. At March 31, 1999, the Company's operations outside North America were not material to the Company's consolidated results as a whole, and a significant change in currency exchange rates or economic conditions in the jurisdictions outside North America in which the Company operates would not have a material effect on the Company's consolidated financial results.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings


      For a description of certain patent infringement proceedings initiated by the registrant and related legal proceedings, see the registrant's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

      On April 7, 1999, the registrant announced that the U.S. District Court for the District of Maryland had granted the United States Department of Agriculture's ("USDA") motion for summary judgment in the litigation brought against the USDA by Service Engineering Corporation and Edward G. Bounds ("SEC/Bounds"). The court agreed that "the plaintiff (SEC/Bounds) lacked standing to challenge the USDA's actions in this matter and that the [USDA's] motion for summary judgment will be granted." In this lawsuit, SEC/Bounds filed suit against the USDA with respect to its grant to Embrex of an exclusive license for U.S. Patent No. 4,458,630 ("patent '630", or the "Sharma patent"). Patent '630 relates to in ovo (in-the-egg) injection.

      This decision, combined with the verdict rendered in Embrex's favor in the U.S. District Court for the Eastern District of North Carolina in July 1998, reaffirms both the validity of the USDA's actions and the validity of the Sharma patent.

      The July 1998 verdict fully upheld the validity of all claims of the Sharma patent, finding that SEC/Bounds had willingly infringed all asserted claims of the patent. The jury also found that SEC/Bounds had breached a 1995 Consent Judgment and Settlement Agreement and that such breach was not in good faith. In October 1998, SEC/Bounds filed a notice of appeal in the U.S. Court of Appeals for the Federal Circuit seeking reversal of the judgment. Embrex plans to oppose the appeal.

      Finally, on April 15, 1999, Embrex learned that Machining Technologies, Inc. had served on Embrex a Complaint for Declaratory Judgment against Embrex in the U. S. District Court for the District of Maryland. Machining Technologies seeks a declaration that U.S. Patent No. 4,458,630 is not infringed, invalid and/or not enforceable. Machining Technologies was a manufacturer of egg injection machine parts to Bounds and Service Engineering. Embrex believes the action to be without legal basis and expects to move for its dismissal.


Item 2.   Changes in Securities

      Not applicable.


Item 3.   Defaults Upon Senior Securities

      Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.   Other Information

      Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

      (a)  Exhibits

             10.1 Agreement among Embrex, Inc., Micro Cap Partners, L.P., Palo Alto Investors, Inc., Walter Smiley, and William L. Edwards dated as of April 18, 1999.

             10.2 Indemnification Agreement among Embrex, Inc., Randall L. Marcuson, Charles E. Austin, C. Daniel Blackshear, Lester M. Crawford, Peter J. Holzer, Kenneth N. May, and Arthur M. Pappas dated as of April 1, 1999.

             10.3 Amended and Restated Incentive Stock Option and Nonstatutory Stock Option Plan (January 14, 1999).

             21.      Subsidiaries

             27.      Financial Data Schedule

          (b) Reports on Form 8-K. Not applicable.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 10, 1999


                                  EMBREX, INC.

                                  By: /s/ Randall L. Marcuson
                                      ---------------------------------
                                  Randall L. Marcuson
                                  President and Chief Executive Officer



                                  By: /s/ Don T. Seaquist
                                     --------------------------------------
                                  Don T. Seaquist
                                  Vice President, Finance and Administration

                                  EMBREX, INC.
                               File No. 000-19495

                                    Form 10-Q
                            For the Quarterly Period
                              Ended March 31, 1999



                                  EXHIBIT INDEX



Exhibit


10.1 Agreement among Embrex, Inc., Micro Cap Partners, L.P., Palo Alto Investors, Inc., Walter Smiley, and William L. Edwards dated as of April 18, 1999.

10.2 Indemnification Agreement among Embrex, Inc., Randall L. Marcuson, Charles E. Austin, C. Daniel Blackshear, Lester M. Crawford, Peter J. Holzer, Kenneth N. May, and Arthur M. Pappas dated as of April 1, 1999.

10.3 Amended and Restated Incentive Stock Option and Nonstatutory Stock Option Plan (January 14, 1999).

21.     Subsidiaries

27.     Financial Data Schedule