Form 10-Q
period 1999-06-30
EMBREX INC/NC
filed 1999-08-12
CIK 878725

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                          Commission File No. 000-19495



                                  Embrex, Inc.
              ----------------------------------------------------
               (Exact name of issuer as specified in its charter)


                     North Carolina                 56-1469825
              ----------------------------------------------------
             (State or other jurisdiction of      (IRS Employer
              incorporation or organization)   Identification No.)


                       1035 Swabia Court, Durham, NC      27703
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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
The number of shares of Common Stock, $0.01 par value, outstanding as of July 31, 1999, was 8,231,260.

                                  EMBREX, INC.
                                    INDEX

Part I                                                             Page
                                                                   ----
     Financial Information:
        Item 1 - Financial Statements:

           Balance Sheets.........................................3 of 15

           Statements of Operations...............................4 of 15

           Statements of Cash Flows...............................5 of 15

           Notes to Consolidated Financial Statements.............6 of 15

        Item 2:

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations..........7 of 15

        Item 3:

           Quantitative and Qualitative Disclosures
           About Market Risk.....................................12 of 15

Part II
     Other Information:

     Item 1: Legal Proceedings...................................12 of 15

     Item 2: Changes in Securities...............................13 of 15

     Item 3: Defaults Upon Senior Securities.....................13 of 15

     Item 4: Submission of Matters to a Vote of Security Holders.13 of 15

     Item 5: Other Information...................................13 of 15

     Item 6: Exhibits and Reports on Form 8-K....................13 of 15

     Signatures..................................................14 of 15

     Exhibit Index...............................................15 of 15

PART I - FINANCIAL INFORMATION
     Item 1 - Financial Statements

                                  Embrex, Inc.
                                ----------------

Consolidated Balance Sheets
(Dollars in thousands)







                                                     June 30      December 31
                                                      1999           1998
                                                  -------------   -----------
                                                   (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents..................   $     7,141    $    7,167
   Restricted Cash............................           275           275
   Accounts receivable - trade ...............         3,746         3,454
   Inventories:
     Materials and supplies...................           943           925
     Product..................................           800         1,281
   Other current assets.......................         1,091           738
                                                    ----------    ---------
     Total Current Assets.....................        13,996        13,840

INOVOJECT(R)Systems Under Construction........           725           568

INOVOJECT(R)Systems...........................        25,584        24,161
Less accumulated depreciation.................       (17,894)      (16,297)
                                                    ----------    ---------
                                                       7,690         7,864

Equipment, Furniture and Fixtures ............         6,183         5,060
   Less accumulated depreciation and amortization     (2,771)       (2,468)
                                                    ----------    ---------
                                                       3,412         2,592


Other Assets:
   Patents and exclusive licenses of patentable
   technology (net of  accumulated amortization
   of $196 in 1998)............................          103          126
                                                  ----------    ---------
                                               $      25,926  $    24,990
Total Assets...................................   ==========   ==========



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable..........................  $         754   $      393
   Accrued expenses..........................          2,397        2,033
   Deferred revenue.........................              56          175
   Product warranty accrual.................             366          322
   Current portion of capital lease obligations        1,350        2,618
                                                  ----------    ---------
     Total Current Liabilities...............          4,923        5,541

Capital Lease Obligations, less current portion          238          634
Long-Term Debt, less current portion......                 0           10
Shareholders' Equity
   Common Stock,$.01 par value:
     Authorized - 30,000,000 shares
     Issued and outstanding -
        8,222,190 and 8,264,490 shares at
        June 30, 1999 and December 31, 1998,
        respectively.......................               91           83
   Additional paid-in capital................         55,094       54,894
   Accumulated other comprehensive income....            (80)         113
   Accumulated deficit.......................        (33,605)     (36,072)
   Treasury stock............................           (735)        (213)
                                                    ----------  ---------
     Total Shareholders' Equity..............         20,765       18,805
                                                    ----------  ---------
Total Liabilities and Shareholders' Equity...  $      25,926   $   24,990
                                                    ==========   ==========

                                  Embrex, Inc.
                                ----------------


Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

                                           Three Months Ended   Six Months Ended
                                                 June 30            June 30
                                           ------------------   ----------------
                                             1999      1998      1999     1998
                                             ----      ----      ----     ----
Revenues
   INOVOJECT(R)System revenue..........   $ 8,087   $ 6,574   $15,777   $ 13,152
   Product sales.....................         299       266       545        521
   Other revenue....................           25       121       105        145
                                          -------   -------   -------   --------
    Total Revenues..................        8,411     6,961    16,427     13,818
Cost of Product Sales and
INOVOJECT(R)System Revenues..........       3,213     3,474     6,439      6,683
                                          -------   -------   -------   --------
     Gross Profit....................       5,198     3,487     9.988      7,135

Operating Expenses
   General and administrative........       1,985     1,552     3,809      3,352
   Sales and marketing..............          156       126       322        323
   Research and development..........       1,410       940     2,734      1,800
                                          -------   -------   -------   --------
     Total Operating Expenses........       3,551     2,618     6,865      5,475

Operating Income.....................       1,647       869     3,123      1,660

Other Income (Expense)
   Interest income..................          101        73       181        152
   Interest expense................           (71)     (137)     (206)      (352)
                                          -------   -------   -------   --------
     Total Other Expense............           30       (64)      (25)      (200)
                                          -------   -------   -------   --------

Income Before Taxes...................      1,677       805     3,098      1,460
Income Taxes..........................       (347)     (200)     (631)      (328)
                                          -------   -------   -------   --------
     Net Income .......................   $ 1,330   $   605   $ 2,467  $   1,132
                                         ========   =======   =======  =========

Net Income Per Share of Common Stock:

   Basic.............................      $ 0.16    $ 0.07    $ 0.30     $ 0.14
   Diluted...........................      $ 0.16    $ 0.07    $ 0.29     $ 0.14

Weighted Average Number of Shares Used in Per-Share Calculation:
   Basic.............................       8,250     8,249     8,272      8,246
   Diluted...........................       8,456     8,340     8,412      8,337

                                  Embrex, Inc.
                                ----------------


Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)



                                                        Six Months Ended June 30
                                                        ----------------------
                                                         1999             1998
                                                         ----             ----

OPERATING ACTIVITIES
   Net income .................................... $    2,467        $   1,132
   Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization..............        1,940            2,486
     Changes in operating assets and liabilities:
        Accounts receivable, inventories and
        other current assets.....................        (182)            (998)
        Accounts payable and accrued expenses....         650             (254)
                                                    ---------         --------
Net Cash Provided By Operating Activities ......        4,875            2,366
                                                    ---------         --------

INVESTING ACTIVITIES
   Purchases of INOVOJECT(R) systems, equipment,
   furniture and fixtures.......................       (2,703)          (2,600)
   Investments in patents and other noncurrent
   assets.......................................          (17)               0
                                                    ---------         --------
Net Cash Used in Investing Activities...........       (2,720)          (2,600)
                                                    ---------         --------

FINANCING ACTIVITIES
   Issuance of common stock.....................          208               42
   Additions to long-term debt..................            0                2
   Payments on long-term debt ..................          (10)             (55)
   Proceeds from capital lease obligations......            0               70
   Payments on capital lease obligations........       (1,664)          (1,297)
   Repurchase of Common Stock...................         (522)               0
                                                    ---------         --------
Net Cash Used in Financing Activities...........       (1,988)          (1,238)
                                                    ---------         --------

Increase (Decrease) in Cash and Cash Equivalents          167           (1,472)
Currency Translation Adjustments ................        (193)             258
Cash and cash equivalents at beginning of period.       7,167            8,580
                                                    ---------         --------
Cash and Cash Equivalents At End Of Period.......     $ 7,141          $ 7,366
                                                      =======          =======

                                 EMBREX, INC.
                                  FORM 10-Q
                                June 30, 1999


NOTES TO CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS (Unaudited)


Note 1 -- Basis of Presentation

The accompanying unaudited financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited and Embrex BioTech Trade (Shanghai) Co., Ltd. (collectively referred to as the Company) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

Note 2 - Net Income Per Share

Basic net income per share was determined by dividing net income available for common shareholders by the weighted average number of common shares outstanding during each year. Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all issued and unexercised stock options and warrants.

Note 3 - Comprehensive Income

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $1,284,000 and $600,000 for the three months ended June 30, 1999 and 1998, respectively, and $2,274,000 and $1,390,000 for the six months ended June 30, 1999 and 1998, respectively. Embrex's total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations






The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 1999 and 1998
-----------------------------------------

Consolidated revenues for the second quarter of 1999 totaled $8.4 million, representing an increase of 21% over 1998 second quarter revenues of $7.0 million.

INOVOJECT(R) system revenues amounted to $8.1 million for the 1999 second quarter, an increase of 23% over 1998 second quarter revenues of $6.6 million. Most of the 1999 and 1998 INOVOJECT(R) system revenues were generated from INOVOJECT(R) system lease fees. The growth in INOVOJECT(R) system revenues was primarily attributable to increased injection activity in North American hatcheries as well as additional INOVOJECT(R) systems operating in Europe, Asia and Latin America.

Sales of Bursaplex(R), the Company's proprietary vaccine for the treatment of avian Infectious Bursal Disease, was the principal source of $299,000 of product revenue in the 1999 second quarter and $266,000 in the 1998 second quarter. The Company's ability to generate revenue from product sales has been constrained by the previously announced delay associated with obtaining British regulatory approval for the sale of Bursamune(TM) in the United Kingdom by Fort Dodge Animal Health ("Ft. Dodge"), a division of American Home Products Corp., lower levels of breeder and broiler flock vaccination rates, and fewer reported incidences of bursal disease in the United States. Product sales nevertheless increased 12% during the second quarter of 1999 compared to product sales during the second quarter of 1998 due to demand for Bursaplex(R) in Asian and Latin American markets where this product has received regulatory approval.

Consolidated revenues grew at a faster rate than the cost of product sales and INOVOJECT(R) system revenues, resulting in an improvement in gross profit from 50% of total revenues during the second quarter 1998, to 62% during the comparable 1999 quarter.

Operating expenses increased from $2.6 million during the second quarter of 1998, to $3.6 million during the second quarter of 1999. This increase is primarily attributable to programs focused on INOVOJECT(R) system improvements and enhancements, biological product development and expenses associated with installation of a new information system, Year 2000 compliance efforts and the protection of intellectual property rights.

Net interest income amounted to $30,000 for the second quarter of 1999 compared to net interest expense of $64,000 for the second quarter of 1998. The $94,000 decrease is attributable to the reduction in lease and debt obligations.

INOVOJECT(R) system revenues and improved gross margins resulted in a $725,000 increase in net income, to $1.3 million in the second quarter of 1999 compared to $605,000 during the comparable period in 1998. Diluted net income per common share was $0.16 for 1999 second quarter based on 8.5 million average shares outstanding, compared to diluted net income of $0.07 per share based on 8.3 million average shares outstanding in the second quarter 1998.

Six Months Ended June 30, 1999 and 1998
---------------------------------------

Consolidated revenues for the six months ended June 30, 1999 totaled $16.4 million, representing an increase of 19% over 1998 revenue of $13.8 million for the comparable period.

INOVOJECT(R) system revenues amounted to $15.8 million for the first six months of 1999, an increase of 20% over 1998 first half revenues of $13.2 million. Most of the 1999 and 1998 INOVOJECT(R) system revenues were generated from INOVOJECT(R) system lease fees. The growth in INOVOJECT(R) system revenues was primarily attributable to increased injection activities in North American hatcheries as well as additional INOVOJECT(R) systems operating in Europe and Latin America.

Sales of Bursaplex(R) were the principal source of $545,000 of product revenue during the first six months of 1999 and $521,000 during the first six months of 1998. Bursaplex(R) sales increased 5% as demand in the Asian and Latin American markets offset a decline in the North American market for the reasons previously discussed regarding second quarter results.

Consolidated revenues grew at a faster rate than the cost of product sales and INOVOJECT(R) system revenues, resulting in an improvement in gross profit from 52% of total revenues during the first six months of 1998, to 61% during the comparable 1998 period. As start-up operations in Asia and Latin America develop a sustainable revenue base, certain recurring expenses currently reflected in general and administrative expense may be reclassified to cost of revenue as was done in prior years in North American and European operations. This could result in a change to gross profit.

Operating expenses increased from $5.5 million during the first half of 1998, to $6.9 million during the first half of 1999. This increase is primarily attributable to programs focused on INOVOJECT(R) system improvements and enhancements, biological product development, and expenses associated with installation of a new information system, Year 2000 compliance efforts and the protection of intellectual property rights.

Net interest expense amounted to $25,000 for the first six months of 1999 compared to $200,000 for the first six months of 1998. The $175,000 decrease is attributable to the reduction in lease and debt obligations.

INOVOJECT(R) system revenues and improved gross margins resulted in a $1.3 million increase in net income, to $2.5 million in the first half of 1999 compared to $1.1 million during the comparable period in 1998. Diluted net income per common share was $0.29 for the first six months of 1999 based on 8.4 million average shares outstanding, compared to diluted net income of $0.14 per share based on 8.3 million average shares outstanding during the first six months of 1998.

The Company estimates that as of June 30, 1999, it was vaccinating in excess of 80% of the broiler birds grown in the United States during the first six months of 1999. Given its market penetration, the Company expects only moderate INOVOJECT(R) system revenue growth in this market. Overall, management expects moderate growth throughout the balance of 1999 relative to levels achieved in 1998. This growth is expected to come primarily from existing INOVOJECT(R) system operations in the United States, and new INOVOJECT(R) system operations in other countries, and secondarily from sales of the Company's Bursaplex(R) product to poultry producers. The Company currently has INOVOJECT(R) systems either installed or on trial in 28 countries, including the United States and Canada.

Bursaplex(R), a product which uses the Company's Viral Neutralizing Factor (VNF(R)) technology to form an antibody-vaccine when combined with an Infectious Bursal Disease (IBD) virus, was granted approval from the United States Department of Agriculture (the "USDA") in 1997 for in ovo (in-the-egg) use, specifically for administration via the Company's INOVOJECT(R) system. To date, regulatory approval for Bursaplex(R) has been received in Peru, Ecuador, Pakistan, South Korea, Thailand and Vietnam, and regulatory approval is pending in Canada, the Phillippines, People's Republic of China, Indonesia, Venezuela, Argentina, Chile, Colombia, Malaysia and Taiwan and a number of other countries in Asia and Latin America.

Bursamune(TM), which also utilizes the Company's VNF(R) technology, is an IBD vaccine produced by Cyanamid Websters, a unit of Ft. Dodge and which will be marketed by Ft. Dodge in Europe, the Middle East and Africa under Ft. Dodge's trade name "Bursamune(TM)" upon receipt of regulatory approvals. In June 1997, Ft. Dodge indicated that its U.K. application for in ovo regulatory approval of Bursamune(TM) had been provisionally refused. Ft. Dodge also indicated that the U.K. regulatory authority requested that further data be supplied. The Company has worked with Ft. Dodge, which is responsible for obtaining the necessary approvals for Bursamune(TM), in both the U.K. and other European Community markets, to respond to the U.K. regulatory authority requests for data with respect to Bursamune(TM). The Company anticipates that the regulatory review process will be completed during 1999. To date, Bursamune(TM) has received regulatory approval in South Africa and Spain.

For the rest of 1999, the goals of management are to maintain revenue growth and profitability, to continue efforts to achieve worldwide placements of the INOVOJECT(R) system, to obtain regulatory approvals and initiate marketing of Bursaplex(R) in selected markets, to continue development of proprietary in ovo vaccines and to develop enhancements to the INOVOJECT(R) system. Growth in INOVOJECT(R) systems and product revenues during 1999 will be dependent on the rate at which markets outside the United States accept INOVOJECT(R) system technology, and the timing of regulatory approvals for Bursaplex(R) and Bursamune(TM) as well as regulatory approval and market acceptance of other vaccines for in ovo delivery. In addition, normal fluctuations in the market price of grain, domestic and international consumption levels of chicken, the supply of broiler chicken eggs, country-specific regulations and economic conditions, and export opportunities for the Company's U.S. customers may impact the timing and quantity of egg injections and the corresponding in ovo delivery of vaccines. Moreover, further delay in obtaining U.K. regulatory approval for the sale of Bursamune(TM) would negatively impact the Company's ability to generate revenue from both the use of INOVOJECT(R) systems for the in ovo delivery of Bursamune(TM) and the sale of its VNF(R) compound for the production of Bursamune(TM) in the U.K. market.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
----------------------------------------------------------------

At June 30, 1999, the Company's cash and cash equivalents amounted to $7.1 million, down $26,000 from $7.2 million on hand at year-end 1998.

Operating activities generated $4.9 million in cash during the first six months of 1999. Cash was provided by net income of $2.5 million, adjusted by depreciation of nearly $2.0 million, by increases in accounts payable and accrued expenses of $0.7 million, and offset by increases in accounts receivable and other current assets of $0.2 million.

During the first half of 1999, investing activities used $2.7 million of cash, principally for additional INOVOJECT(R) systems well as hardware and software for the Company's new information system.

Financing activities used $2.0 million, primarily for the repayment of capital lease obligations and repurchases of the Company's common stock.

As of June 30, 1999, the Company had outstanding purchase commitments of approximately $4.3 million related to the production of the Company's Bursaplex(R) product, VNF(R) for the manufacture of Bursaplex(R) and Bursamune(TM) and materials and supplies for the construction and maintenance of its INOVOJECT(R) systems.

In April 1999, the Company obtained a $6.0 million secured revolving line of credit from its bank. This line of credit may be used for working capital purposes and has a term of eighteen months.

Based on its current operations, management believes that available cash and cash equivalents, together with cash flow from operations and its bank line of credit, will be sufficient to meet its foreseeable cash requirements in support of its operations, including necessary capital investments, continued global expansion, funding new product development and repurchases of its common stock.

YEAR 2000 ISSUE
---------------

The Company established a team to address the Year 2000 issue in June 1998. The team has conducted an inventory and assessment of the Company's computer hardware and software systems, as well as embedded systems in its INOVOJECT(R) system, manufacturing and laboratory equipment and office facilities, such as security and fire alarm systems. The team has developed remediation, testing, and implementation plans for imbedded systems, including the INOVOJECT(R) system. The Company expects to complete all remediation, testing and implementation not later than October 1999.

The Company engaged an outside consulting firm to conduct an independent verification and validation of the controls and software that operate the INOVOJECT(R) system. The independent verification and validation determined that the INOVOJECT(R) system does not access or use date information and the independent verification and validation determined that INOVOJECT(R) system operation is not affected by Year 2000 considerations. Both mechanical and electronic systems that record egg volumes by counting the number of trays of eggs injected by the INOVOJECT(R) system were also determined to be date insensitive.

To date, the Company has determined that its general ledger and primary financial accounting software, a DOS-based application, uses only two digits to identify a year in the date field. The Company is currently on schedule to replace this application with a Year 2000-compliant Windows-based system by October 1999; however, the Company had planned to make this upgrade irrespective of the Year 2000 issue in order to meet the demands of its business. The
Company is in the process of upgrading its computer software and hardware systems as necessary to address both its increased internal needs and the impact of the year 2000 on its systems. The inability of the Company or its software and hardware vendors to upgrade the Company's systems in a manner that fully addresses the Company's needs and the Year 2000 issue could adversely impact the Company's ability to produce the information necessary to manage its business, communicate with its customers and suppliers, and prepare financial statements.

The Company has surveyed nearly all of its customers and vendors through a Year 2000 questionnaire regarding the strategies, activities, and contingency plans undertaken by those parties to achieve Year 2000 compliance. While not all customers and vendors fully respond, the information being received in response to the questionnaire assists the Company in assessing its readiness for the Year 2000 issue and identifying any potential negative impact to the Company from possible disruptions in other parties' ability to do business with the Company after December 31, 1999. There is no assurance that the systems of other parties on which the Company relies will be compliant on a timely basis. The inability of the Company's vendors and customers to fully address the Year 2000 issue could have an adverse impact on the Company's ability to operate and manage the INOVOJECT(R) system at its customers' hatcheries, to manage its business and to communicate with its customers and suppliers, any of which could have a material adverse effect on the Company's financial results.

The Company is developing contingency plans to address what would happen if its execution of these plans were to fail to address the Year 2000 issue. These contingency plans may include the purchasing and redeployment to various locations of additional materials and supplies needed to operate the business and provide services and products to its customers; and the preservation of perishable biological products in the event of electrical power interruptions at the Company's facilities.

The Company presently expects to incur no more than $200,000 in addressing Year 2000 issues, including an estimated $100,000 spent during the first six months of 1999. The Company's estimates regarding the cost and timing of addressing the Year 2000 issue are based upon presently available information and assumptions about future events. Embrex cannot guarantee that its assumptions will be correct or that its estimates will be achieved. Actual results could differ materially from the Company's expectations as a result of numerous factors, including the continued availability of certain resources, the cooperation of third parties, the ability to locate and correct all relevant computer codes, unforeseen circumstances that would cause the Company to allocate its resources elsewhere, and similar uncertainties.

FORWARD-LOOKING STATEMENTS
--------------------------

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

A portion of the Company's operations are in jurisdictions outside North America. The Company leases INOVOJECT(R) systems and sells products in Europe, Asia and Latin America. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. At June 30, 1999, the Company's operations outside North America were not material to the Company's consolidated results as a whole, and a significant change in currency exchange rates or economic conditions in the jurisdictions outside North America in which the Company operates should not have a material effect on the Company's consolidated financial results.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

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

The July 1998 verdict fully upheld the validity of all claims of the Sharma patent, finding that SEC/Bounds had willingly infringed all asserted claims of the patent. The jury also found that SEC/Bounds had breached a 1995 Consent Judgment and Settlement Agreement and that such breach was not in good faith. In October 1998, SEC/Bounds filed a notice of appeal in the U.S. Court of Appeals for the Federal Circuit seeking reversal of the judgment. Embrex has opposed the appeal.

On April 15, 1999, Machining Technologies, Inc. served on Embrex a Complaint for Declaratory Judgment against Embrex in the U. S. District Court for the District of Maryland. Machining Technologies seeks a declaration that U.S. Patent No. 4,458,630 is not infringed, invalid and/or not enforceable. Machining Technologies was a manufacturer of egg injection machine parts to Bounds and Service Engineering. Embrex believes the action to be without legal basis and moved for its dismissal.

Item 2.  Changes in Securities.   Not applicable.
-------  ----------------------

Item 3.  Defaults Upon Senior Securities.   Not applicable.
-------  --------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

On May 20, 1999 the Annual Meeting of Shareholders was held and the following matters were submitted to the shareholders for a vote. There were 7,218,271 shares represented at the meeting in person or by proxy and set forth below is a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions. There were no broker non-votes.

ELECTION OF DIRECTORS:

                                        Votes       Votes    Votes
Director              Votes For        Withheld    Against Abstained     Totals
--------              ---------        --------    ------- ---------     ------

Charles E. Austin     7,016,159         202,112        n/a       n/a   7,218,271
C. Daniel Blackshear  6,974,859         243,412        n/a       n/a   7,218,271
Lester M. Crawford,
D.V.M., Ph.D.         7,014,459         203,812        n/a       n/a   7,218,271
Peter J. Holzer       7,011,959         206,312        n/a       n/a   7,218,271
Randall L. Marcuson   6,918,142         300,129        n/a       n/a   7,218,271
Kenneth N. May, Ph.D. 7,017,259         201,012        n/a       n/a   7,218,271
Arthur M. Pappas      7,015,259         203,012        n/a       n/a   7,218,271
Walter V. Smiley      7,043,084         175,187        n/a       n/a   7,218,271



RATIFY THE ACTION OF THE BOARD OF DIRECTORS IN APPOINTING ERNST & YOUNG LLP AS INDEPENDENT ACCOUNTANTS FOR THE FISCAL YEAR ENDING DECEMBER 31, 1999:

                                                              Broker
                          For       Against    Abstain         Non-Votes
                       ---------   ---------  ---------       ----------
                        7,170,507     28,629     19,135       0


Item 5.  Other Information.   Not applicable.
-------  ------------------

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

       (a) Exhibits

         10.1 Loan Agreement between Embrex, Inc. and Branch Banking and Trust Company dated as of April 7,1999.

         27.      Financial Data Schedule.

       (b) Reports on Form 8-K. Not applicable.

                                  SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 1999

                                  EMBREX, INC.


                                    By:     /s/ Randall L. Marcuson
                                       ----------------------------------

                                    Randall L. Marcuson
                                    President and Chief Executive Officer



                                    By:      /s/ Don T. Seaquist
                                       ----------------------------------


                                    Don T. Seaquist
                                    Vice President, Finance and Administration

                                  Embrex, Inc.
                               File No. 000-19495

                                    Form 10-Q
                            For the Quarterly Period
                               Ended June 30, 1999



                                  EXHIBIT INDEX



Exhibit
-------

 10.1 Loan Agreement between Embrex, Inc. and Branch Banking and Trust Company dated as of April 7,1999.


 27.    Financial Data Schedule