Form 10-Q
period 1999-09-30
EMBREX INC/NC
filed 1999-11-12
CIK 878725

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

                         Commission File No. 000-19495


                                  Embrex, Inc.
--------------------------------------------------------------------------------
              (Exact name of issuer as specified in its charter)

        North Carolina                               56-1469825
--------------------------------------------------------------------------------
   (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               Identification No.)

        1035 Swabia Court, Durham, NC                  27703
--------------------------------------------------------------------------------
       (Address of principal executive offices)      (Zip Code)

        Registrant's telephone no. including area code:  (919) 941-5185

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

The number of shares of Common Stock, $0.01 par value, outstanding as of October 29, 1999, was 7,949,026.

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

     Item 6: Exhibits and Reports on Form 8-K....................13 of 15

     Signatures..................................................14 of 15

     Exhibit Index...............................................15 of 15

PART I - FINANCIAL INFORMATION
     Item 1 - Financial Statements

                                     Embrex, Inc.
                                     ------------

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                               SEPTEMBER  30      DECEMBER 31
                                                                      1999           1998
                                                                ------------------------------
                                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents..................................   $       6,248  $      7,167
   Restricted Cash............................................             275           275
   Accounts receivable - trade ...............................           3,645         3,454
   Inventories:
     Materials and supplies...................................           1,148           925
     Product .................................................             951         1,281
   Other current assets.......................................           1,360           738
                                                                --------------- --------------
     TOTAL CURRENT ASSETS.....................................          13,627        13,840

INOVOJECT(R)SYSTEMS UNDER CONSTRUCTION........................             705           568

INOVOJECT(R)SYSTEMS...........................................          26,885        24,161
   Less accumulated depreciation..............................         (18,966)      (16,297)
                                                                  ------------- -------------
                                                                         7,919         7,864

EQUIPMENT, FURNITURE AND FIXTURES ............................           6,712         5,060
   Less accumulated depreciation and amortization                       (2,817)       (2,468)
                                                                  ---------------------------
                                                                         3,895         2,592
OTHER ASSETS:
   Patents and exclusive licenses of patentable technology (net of
     accumulated amortization of $81 in 1999 and $196 in 1998)             105          126
                                                                    ------------     ------------
TOTAL ASSETS...................................................    $    26,251  $     24,990
                                                                      =========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable............................................  $         442  $        393
   Accrued expenses............................................          2,440         2,033
   Deferred revenue............................................              0           175
     Notes payable - current portion...........................          2,100             0
   Product warranty accrual....................................            381           322
   Current portion of capital lease obligations                            847         2,618
                                                                      ------------ ----------------
     TOTAL CURRENT LIABILITIES.................................          6,210         5,541

CAPITAL LEASE OBLIGATIONS, less current portion                            188           619
LONG-TERM DEBT, less current portion...........................             24            25
SHAREHOLDERS' EQUITY Common Stock,$.01 par value:
     Authorized - 30,000,000 shares
     Issued and outstanding -
        7,937,995 and 8,264,490 shares at September 30, 1999 and
        December 31, 1998, respectively........................             91            83
   Additional paid-in capital..................................         55,138        54,894
   Accumulated other comprehensive income......................            103           113
   Accumulated deficit.........................................        (32,053)       36,072)
   Treasury stock..............................................         (3,450)         (213)
                                                                    -----------    ----------
     TOTAL SHAREHOLDERS' EQUITY................................         19,829        18,805
                                                                   ------------ -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................    $    26,251  $     24,990
                                                                   ============  ============

                                 Embrex, Inc.
                                 ------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                     SEPTEMBER 30        SEPTEMBER 30
                                                                     ------------        ------------
                                                                    1999      1998      1999     1998
                                                                    ----      ----      ----     ----
REVENUES
   INOVOJECT(R)SYSTEm revenue............................       $ 7,969    $ 7,198    $23,746    $ 20,351
   Product sales.........................................           232        169        777         689
   Other revenue.........................................            48         37        153         182
                                                              ----------   -------   ----------  ----------
     TOTAL REVENUES......................................         8,249      7,404     24,676      21,222
COST OF PRODUCT SALES AND INOVOJECT(R)SYSTEM REVENUES             3,243      3,401      9,682      10,084
                                                                --------    -----      -------   ---------
     GROSS PROFIT........................................         5,006      4,003     14,994      11,138

OPERATING EXPENSES
   General and administrative............................         1,721      1,715      5,530       4,829
   Sales and marketing...................................           176        104        498         461
   Research and development..............................         1,353      1,360      4,087       3,364
                                                              -----------  --------    -------    --------
     TOTAL OPERATING EXPENSES............................         3,250      3,179     10,115       8,654

OPERATING INCOME.........................................         1,756        824      4,879       2,484

OTHER INCOME (EXPENSE)
   Interest income.......................................            75        150        256         302
   Interest expense......................................           (77)      (129)      (283)       (481)
                                                                 -------    -------  ---------   ---------
     TOTAL OTHER EXPENSE.................................            (2)        21        (27)       (179)
                                                                --------     -------   --------   --------

INCOME BEFORE TAXES......................................         1,754        845      4,852       2,305
INCOME TAXES.............................................          (202)       (92)      (833)        (420)
                                                                 -------- --------- -------------- ------------
     NET INCOME .........................................       $ 1,552    $   753    $ 4,019    $   1,885
                                                               ==========   ========   =======    =========

NET INCOME PER SHARE OF COMMON STOCK:
   Basic.................................................        $ 0.19     $ 0.09     $ 0.49       $ 0.23
   Diluted ..............................................        $ 0.18     $ 0.09     $ 0.47       $ 0.23
WEIGHTED AVERAGE NUMBER OF SHARES USED IN PER-SHARE CALCULATION:
   Basic ................................................         8,135      8,262      8,226        8,251
   Diluted...............................................         8,683      8,339      8,502        8,338

                                 Embrex, Inc.
                                 -------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                                                  ------------------------------
                                                                                         1999          1998
                                                                                         ----          ----
OPERATING ACTIVITIES
   Net income ...........................................................        $     4,019     $   1,885
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization.......................................              3,056         3,716
     Changes in operating assets and liabilities:
        Accounts receivable, inventories and other current assets                       (706)       (1,105)
        Accounts payable and accrued expenses............................                340          (568)
                                                                                   ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...............................              6,709         3,928
                                                                                     ---------      --------

INVESTING ACTIVITIES
   Purchases of INOVOJECT(R)systems, equipment, furniture and fixtures                (4,513)       (3,529)
   Reductions in patents and other noncurrent assets                                     (17)            0
                                                                                      --------    ----------
NET CASH USED IN INVESTING ACTIVITIES....................................             (4,530)       (3,529)
                                                                                     --------      --------

FINANCING ACTIVITIES
   Issuance of common stock...............................................               252           103
   Additions to short-term debt...........................................             2,100             1
   Payments on long-term debt ............................................                (1)         (280)
   Proceeds from capital lease obligations................................                 0            80
   Payments on capital lease obligations..................................            (2,202)       (1,774)
   Repurchase of Common Stock.............................................            (3,237)            0
                                                                                      -------   -----------
NET CASH USED IN FINANCING ACTIVITIES.....................................            (3,088)       (1,870)
                                                                                      -------      --------

Decrease in Cash and Cash Equivalents.....................................              (909)       (1,471)
Currency Translation Adjustments .........................................               (10)          323
Cash and cash equivalents at beginning of period..........................             7,167         8,580
                                                                                    ---------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................           $ 6,248       $ 7,432
                                                                                     ========      ========

                                 EMBREX, INC.
                                   FORM 10-Q
                              September 30, 1999

NOTES TO CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 -- Basis of Presentation

The accompanying unaudited financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited and Embrex BioTech Trade (Shanghai) Co., Ltd. (collectively referred to as the Company) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

Note 2 - Net Income Per Share

Basic net income per share was determined by dividing net income available for common shareholders by the weighted average number of common shares outstanding during each year. Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all issued and unexercised stock options and warrants.

Note 3 - Comprehensive Income

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $1,735,000 and $821,000 for the three months ended September 30, 1999 and 1998, respectively, and $4,009,000 and $2,208,000 for the nine months ended September 30, 1999 and 1998, respectively. Embrex's total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented.

Note 4 - Reclassification

Certain prior year amounts in Capital Lease Obligations and Long-Term Debt have been reclassified to conform to the current year presentation. Such reclassification had no effect on Shareholders' Equity or Net Income previously reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1999 and 1998
----------------------------------------------

Consolidated revenues for the third quarter of 1999 totaled $8.2 million, representing an increase of 11% over 1998 third quarter revenues of $7.4 million.

INOVOJECT(R) system revenues amounted to $8.0 million for the 1999 third quarter, an increase of 11% over 1998 third quarter revenues of $7.2 million. Most of the 1999 and 1998 INOVOJECT(R) system revenues were generated from INOVOJECT(R) system lease fees. The growth in INOVOJECT(R) system revenues was primarily attributable to increased injection activity in North American hatcheries as well as additional INOVOJECT(R) systems operating in Europe and Latin America.

Sales of Bursaplex(R), the Company's proprietary vaccine for the treatment of avian Infectious Bursal Disease, was the principal source of $232,000 of product revenue in the 1999 third quarter and $169,000 in the 1998 third quarter. The Company's ability to generate revenue from product sales has been constrained by the previously announced delay associated with obtaining British regulatory approval for the sale of Bursamune(R) in the United Kingdom by Fort Dodge Animal Health ("Ft. Dodge"), a division of American Home Products Corp., lower levels of breeder and broiler flock vaccination rates, and fewer reported incidences of bursal disease in the United States. Product sales nevertheless increased 37% during the third quarter of 1999 compared to product sales during the third quarter of 1998 due to demand for Bursaplex(R) in Asian and Latin American markets where this product has received regulatory approval.

Consolidated revenues grew at a faster rate than the cost of product sales and cost of INOVOJECT(R) system revenues which actually declined by $158,000 due to operating improvements and lower depreciation, resulting in an improvement in gross profit from 54% of total revenues during the third quarter 1998, to 61% during the comparable 1999 quarter.

Operating expenses increased from $3.2 million during the third quarter of 1998, to $3.3 million during the third quarter of 1999. This increase is primarily attributable to programs focused on INOVOJECT(R) system improvements and enhancements, biological product development and expenses associated with installation of a new information system, Year 2000 compliance efforts and the protection of intellectual property rights.

Net interest expense amounted to $2,000 for the third quarter of 1999 compared to net interest income of $21,000 for the third quarter of 1998. The $23,000 change is attributable to the reduction in interest income due to lower rates and reduced cash on hand.

INOVOJECT(R) system revenues and improved gross margins resulted in a $799,000 increase in net income, to $1.6 million in the third quarter of 1999 compared to $753,000 during the comparable period in 1998. Diluted net income per common share was $0.18 for 1999 third quarter based on 8.7 million average shares outstanding, compared to diluted net income of $0.09 per share based on 8.3 million average shares outstanding in the third quarter 1998. The change in diluted average shares outstanding from 1998 to 1999 is attributable to the increase in the number of in-the-money stock options included in the diluted average shares outstanding calculation following an appreciation in the price of the Company's Common Stock during the second and third quarters of 1999 as well as Common Stock repurchases.

Nine Months Ended September 30, 1999 and 1998
---------------------------------------------

Consolidated revenues for the nine months ended September 30, 1999 totaled $24.7 million, representing an increase of 16% over 1998 revenue of $21.2 million for the comparable period.

INOVOJECT(R) system revenues amounted to $23.7 million for the first nine months of 1999, an increase of 17% over 1998 nine months' revenues of $20.4 million. Most of the 1999 and 1998 INOVOJECT(R) system revenues were generated from INOVOJECT(R) system lease fees. The growth in INOVOJECT (R) system revenues was primarily attributable to increased injection activities in North American hatcheries as well as additional INOVOJECT(R) systems operating in Europe and Latin America.

Sales of Bursaplex(R) were the principal source of $777,000 of product revenue during the first nine months of 1999 and $689,000 during the first nine months of 1998. Bursaplex(R) sales increased 13% as demand in the Asian and Latin American markets offset a decline in the North American market for the reasons previously discussed regarding third quarter results.

Consolidated revenues grew at a faster rate than the cost of product sales and cost of INOVOJECT(R) system revenues, which actually declined by $402,000 due to operating improvements and lower depreciation, resulting in an improvement in gross profit from 52% of total revenues during the first nine months of 1998, to 61% during the comparable 1999 period.

Operating expenses increased from $8.7 million during the first nine months of 1998, to $10.1 million during the first nine months of 1999. This increase is primarily attributable to programs focused on INOVOJECT(R) system improvements and enhancements, biological product development, and expenses associated with installation of a new information system, Year 2000 compliance efforts and the protection of intellectual property rights. As start-up operations in Asia and Latin America develop a sustainable revenue base, certain recurring operating expenses currently reflected in general and administrative expense may be reclassified to cost of revenue as was done in prior years in North American and European operations. This could result in a change in gross profit but will not affect operating income.

Net interest expense amounted to $27,000 for the first nine months of 1999 compared to $179,000 for the first nine months of 1998. The $152,000 decrease is attributable to the reduction in lease and debt obligations.

INOVOJECT(R) system revenues and improved gross margins resulted in a $2.1 million increase in net income, to $4.0 million in the first nine months of 1999 compared to $1.9 million during the comparable period in 1998. Diluted net income per common share was $0.47 for the first nine months of 1999 based on 8.5 million average shares outstanding, compared to diluted net income of $0.23 per share based on 8.3 million average shares outstanding in the first nine months of 1998. The change in diluted average shares outstanding from 1998 to 1999 is attributable to the increase in the number of in-the-money stock options included in the diluted average shares outstanding calculation following an appreciation in the price of the Company's Common Stock during the second and third quarters of 1999 as well as Common Stock repurchases.

The Company estimates that as of September 30, 1999, it was vaccinating in excess of 80% of the broiler birds grown in North America during the first nine months of 1999. Given its market penetration, the Company expects only moderate INOVOJECT(R) system revenue growth in this market. Overall, management expects moderate growth throughout the balance of 1999 relative to levels achieved in 1998. This growth is expected to come primarily from existing INOVOJECT(R) system operations in the United States, and new INOVOJECT(R) system operations in other countries, and secondarily from sales of the Company's Bursaplex(R) product to poultry producers. The Company currently has INOVOJECT(R) systems either installed or on trial in 29 countries, including the United States and Canada.

Bursaplex(R), a product which uses the Company's Viral Neutralizing Factor (VNF(R)) technology to form an antibody-vaccine when combined with an Infectious Bursal Disease (IBD) virus, was granted approval from the United States Department of Agriculture (the "USDA") in 1997 for IN OVO (in-the-egg) use, specifically for administration via the Company's INOVOJECT(R) system. To date, regulatory approval for Bursaplex(R) has been received in eight countries, and regulatory approval is temporary or pending in fourteen countries.

Bursamune(R), which also utilizes the Company's VNF(R) technology, is an IBD vaccine produced by Cyanamid Websters, a unit of Ft. Dodge and which will be marketed by Ft. Dodge in Europe, the Middle East and Africa under Ft. Dodge's trade name "Bursamune(R)" upon receipt of regulatory approvals. In June 1997, Ft. Dodge indicated that its U.K. application for IN OVO regulatory approval of Bursamune(R) had been provisionally refused. Ft. Dodge also indicated that the U.K. regulatory authority requested that further data be supplied. The Company has worked with Ft. Dodge, which is responsible for obtaining the necessary approvals for Bursamune(R), in both the U.K. and other European Community markets, to respond to the U.K. regulatory authority requests for data with respect to Bursamune(R). The Company anticipates that the regulatory review process will be completed during 1999. To date, Bursamune(R) has received regulatory approval in South Africa and Spain and, in October 1999, temporary authorization for the utilization of Bursamune(R) was granted by French regulatory authorities.

For the rest of 1999, the goals of management are to maintain revenue growth and profitability, to continue efforts to achieve worldwide placements of the INOVOJECT(R) system, to obtain regulatory approvals and initiate marketing of Bursaplex(R) in selected markets, to continue development of proprietary IN OVO vaccines and to develop enhancements to the INOVOJECT(R) system. Growth in INOVOJECT(R) systems and product revenues during 1999 will be dependent on the rate at which markets outside the United States accept INOVOJECT(R) system technology, and the timing of regulatory approvals for Bursaplex(R) and Bursamune(R) as well as regulatory approval and market acceptance of other vaccines for IN OVO delivery. In addition, normal fluctuations in the market price of grain, domestic and international consumption levels of chicken, the supply of broiler chicken eggs, country-specific regulations and economic conditions, and export opportunities for the Company's U.S. customers may impact the timing and quantity of egg injections and the corresponding IN OVO delivery of vaccines. Moreover, further delay in obtaining U.K. regulatory approval for the sale of Bursamune(R) would negatively impact the Company's ability to generate revenue from both the use of INOVOJECT(R) systems for thE IN Ovo delivery of Bursamune(R) and the sale of its VNF(R) compound for the production of Bursamune(R) in the U.K. market.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
----------------------------------------------------------------

At September 30, 1999, the Company's cash and cash equivalents amounted to $6.2 million, down $1.0 million from $7.2 million on hand at year-end 1998.

Operating activities generated $6.7 million in cash during the first nine months of 1999. Cash was provided by net income of $4.0 million, adjusted by depreciation of $3.1 million, by increases in accounts payable and accrued expenses of $0.3 million, and offset by increases in accounts receivable and other current assets of $0.7 million.

During the first nine months of 1999, investing activities used $4.5 million of cash, principally for additional INOVOJECT(R) systems as well as hardware and software for the Company's new information system.

Financing activities used $3.1 million, primarily for the repayment of capital lease obligations and repurchases of the Company's common stock. In September 1999, the Company borrowed $2.1 million under the terms of a secured revolving line of credit agreement (see below), principally to fund the repurchase of its Common Stock, most of which was a privately negotiated transaction. This balance was repaid in October with funds that became available as various short-term investments matured.

As of September 30, 1999, the Company had outstanding purchase commitments of approximately $3.9 million related to the production of the Company's Bursaplex(R) product, VNF(R) for the manufacture of Bursaplex(R) and Bursamune(R) and materials and supplies for the construction and maintenance of its INOVOJECT(R) systems.

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

During the third quarter of 1999 the Company acquired 283,400 shares of its Common Stock for $2.5 million, including a privately negotiated acquisition of 175,000 shares, at an average price of $8.80 per share. Since the share repurchase program began in the fourth quarter of 1998, the Company has repurchased 481,200 shares of its Common Stock for $3.8 million at an average price of $7.90 per share. Management has been authorized by the Board of Directors to purchase up to 10 percent of outstanding shares, or up to approximately 830,000 shares over 18 months in open market or privately negotiated transactions.

YEAR 2000 ISSUE
---------------

The Company established a team to address the Year 2000 issue in June 1998. The team has conducted an inventory and assessment of the Company's computer hardware and software systems, as well as embedded systems in its INOVOJECT(R) system, manufacturing and laboratory equipment and office facilities, such as security and fire alarm systems. The team has developed remediation, testing, and implementation plans for imbedded systems, including the INOVOJECT(R) system. The Company expects to complete all remediation, testing and implementation not later than November 1999.

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

To date, the Company has determined that its general ledger and primary financial accounting software, a DOS-based application, uses only two digits to identify a year in the date field. The Company is in the process of replacing this application with a Year 2000-compliant Windows-based system by year end; however, the Company had planned to make this upgrade irrespective of the Year 2000 issue in order to meet the demands of its business. The Company is in the process of upgrading its computer software and hardware systems as necessary to address both its increased internal needs and the impact of the year 2000 on its systems. The inability of the Company or its software and hardware vendors to upgrade the Company's systems in a manner that fully addresses the Company's needs and the Year 2000 issue could adversely impact the Company's ability to produce the information necessary to manage its business, communicate with its customers and suppliers, and prepare financial statements.

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

The Company has developed contingency plans to address what would happen if its execution of these plans were to fail to address the Year 2000 issue. These contingency plans include the purchasing and redeployment to various locations of additional materials and supplies needed to operate the business and provide services and products to its customers; and the preservation of perishable biological products in the event of electrical power interruptions at the Company's facilities.

The Company presently expects to incur no more than $200,000 in addressing Year 2000 issues, including an estimated $170,000 spent during the first nine months of 1999. The Company's estimates regarding the cost and timing of addressing the Year 2000 issue are based upon presently available information and assumptions about future events. Embrex cannot guarantee that its assumptions will be correct or that its estimates will be achieved. Actual results could differ materially from the Company's expectations as a result of numerous factors, including the continued availability of certain resources, the cooperation of third parties, the ability to locate and correct all relevant computer codes, unforeseen circumstances that would cause the Company to allocate its resources elsewhere, and similar uncertainties.

FORWARD-LOOKING STATEMENTS
--------------------------

This report contains forward-looking statements, including statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially, including without limitation the ability of the Company to penetrate new markets, place INOVOJECT(R) systems worldwide, establish a degree of market acceptance for new products such as but not limited to Bursaplex(R) and Bursamune(R), prevail in the outcome of its patent litigation appeal, complete commercial development of potential future products or obtain regulatory approval of its products, which approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, and potential changes in regulations, and the Company's dependence on certain customers. These statements are also contingent upon continued growth and production levels of the global poultry industry and the economic viability of certain markets. Additional information on these risks and other factors which could affect the Company's financial results is included in the Company's Form 10-K filed with the Securities and Exchange Commission and other filings with the SEC, including the Company's Forms 10-Q and 8-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

A portion of the Company's operations are in jurisdictions outside North America. The Company leases INOVOJECT(R) systems and sells products in Europe, Asia and Latin America. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. At September 30, 1999, the Company's operations outside North America were not material to the Company's consolidated results as a whole, and a significant change in currency exchange rates or economic conditions in the jurisdictions outside North America in which the Company operates should not have a material effect on the Company's consolidated financial results.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.
-----------------------------

For a description of certain patent infringement proceedings initiated by the registrant and related legal proceedings, see the registrant's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999 and the registrant's Form 10-Q for the quarter ending June 30, 1999 filed with the Securities and Exchange Commission on August 12, 1999.

Item 2.    Changes in Securities.   Not applicable.
-------    ----------------------

Item 3.    Defaults Upon Senior Securities.   Not applicable.
-------    --------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders.  Not applicable.
-------    ----------------------------------------------------

Item 5.    Other Information.   Not applicable.
-------    ------------------

Item 6.    Exhibits and Reports on Form 8-K.
-------    ---------------------------------
       (a) Exhibits

       27. Financial Data Schedule.

       (b) Reports on Form 8-K. Not applicable.

                                  SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 11, 1999

                                    EMBREX, INC.


                                    By:   /s/ Randall L. Marcuson
                                          -----------------------

                                    Randall L. Marcuson
                                    President and Chief Executive Officer



                                    By:   /s/ Don T. Seaquist
                                          -------------------

                                    Don T. Seaquist
                                    Vice President, Finance and Administration

                                 Embrex, Inc.
                              File No. 000-19495

                                   Form 10-Q
                           For the Quarterly Period
                           Ended September 30, 1999



                                 EXHIBIT INDEX




Exhibit
-------

27.   Financial Data Schedule