Form 10-K
period 1999-12-31
EMBREX INC/NC
filed 2000-03-24
CIK 878725

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 1999
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 25, 2000, the aggregate market value of the voting stock held by non-affiliates was $114.3 million, based on a price per common share of $15.625 at the close of business on that date.

As of February 25, 2000, there were 8,006,361 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                      Where Incorporated

Proxy Statement with respect to the Annual                         Part III
Meeting of Shareholders to be held on May 18, 2000, to be filed with the Securities and Exchange Commission

                               INDEX
                                                                            PAGE
PART I

       ITEM 1.   BUSINESS.....................................................1

       ITEM 2.   PROPERTIES...................................................7

       ITEM 3.   LEGAL PROCEEDINGS............................................7

       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........9

PART II

       ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS..........................................9

       ITEM 6.   SELECTED FINANCIAL DATA......................................9

       ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..........................10

       ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...13

       ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................13

       ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE..........................29

PART III

       ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........29

       ITEM 11.  EXECUTIVE COMPENSATION.......................................29

       ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT...................................................29

       ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............29

PART IV

       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ON FORM 8-K..................................................30

SIGNATURES....................................................................37

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

In addition to the Inovoject(R) system, Embrex has developed and is marketing its Viral Neutralizing Factor ("VNF(R)") technology, useful in the development of certain avian vaccines. The Company also has developed and is marketing Bursaplex(R), a VNF(R)-based vaccine for protection against avian infectious bursal disease ("IBD"). Embrex also is developing various other proprietary pharmaceutical and biological products to improve bird health, reduce bird production costs and provide other economic benefits to the poultry industry. These products are in various stages of development, and some are being developed in collaboration with major drug companies, the United States Department of Agriculture (the "USDA"), and several leading universities in the field of avian science. These products are being designed to be delivered through the Inovoject(R) system, and some may also be administered after hatching.

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

In 1999, the Company converted a number of hatcheries to the Inovoject(R) system and continued operating Inovoject(R) systems in hatcheries converted prior to 1999. The Company estimates that its Inovoject(R) system inoculates in excess of 80% of all eggs produced for the North American broiler poultry market and, therefore, expects diminished growth in the number of system installations and only modest Inovoject(R) system revenue growth in this market. Therefore, the Company must expand its Inovoject(R) system installations and product sales in markets outside North America in order to realize significant overall revenue growth. The Company estimates that approximately 69% of the world broiler production occurs outside the United States and Canada. Accordingly, the Company is continuing to implement a strategy of marketing its Inovoject(R) system outside North America.

During 1999, the Company placed a number of Inovoject(R) systems for trial and on contract at locations outside the United States and Canada. The Company's expansion outside the United States and Canada was focused initially on Europe, the Middle East, and Africa. In the second half of 1997, the Company began expansion efforts in Asia and, in 1998, in Latin America. At year end 1999, the Company had Inovoject(R) systems either installed or on trial in 29 countries. Overall, the placement of Inovoject(R) systems outside the United States and Canada is dependent on market acceptance of various in ovo ("in the egg") vaccines and obtaining regulatory approval of these vaccines in numerous countries.

Certain poultry diseases are more prevalent in some geographic regions than in others. For example, Marek's disease, for which the Inovoject(R) system primarily is used in the United States, is not as widespread in Europe as in North America. IBD (also known as Gumboro disease) is prevalent both in Northern Europe and Asia and, to a lesser extent, in the United States. The Company expects that the primary usage of its Inovoject(R) systems will vary by geographic region according to the prevailing diseases as well as regulatory approval and market acceptance of vaccines for in ovo delivery.

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

The VNF(R) technology is the subject of two issued U.S. patents, a pending U.S. patent application, and several foreign patents and foreign patent applications. The U.S. patents are owned by the University of Arkansas and exclusively licensed to Embrex on a royalty basis for the life of the patents. Embrex also is researching application of VNF(R) technology for other avian disease vaccines, including Newcastle disease and infectious bronchitis, although there is no assurance such research will result in product opportunities.

To date, the Company's research efforts with its VNF(R) technology have been focused primarily on avian uses. Based on initial experimental data, the Company now believes that the potential exists for VNF(R) to be used in several non-primate species. A U.S. patent claiming the use of VNF(R) viral vaccines in all non-primate animals was allowed in 1997 and issued in February 1999. The Company is in the early stages of exploring collaborative relationships with other companies for the development and licensing of VNF(R) for non-primate uses. In August 1999, Embrex entered into a renewable research collaboration with Boehringer Ingelheim Vetmedica, Inc., part of the Boehringer Ingelheim worldwide group of companies, North Carolina State University, and The William
R. Kenan Institute for Engineering Technology and Science, with the objective of developing VNF(R)-based vaccines for animal species other than poultry. Embrex has not initiated any regulatory approval processes with respect to non-primate uses of VNF(R) technology, nor is there any assurance that its efforts in this area will result in products or other collaborative agreements.

Infectious Bursal Disease (IBD) Vaccines

VNF(R) technology is especially useful in vaccines against avian IBD, which weakens a bird's immune system. Birds infected by IBD typically exhibit poor growth or can succumb to other diseases because of a compromised immune system. This disease is currently widespread in Northern Europe, Asia and, to a lesser extent, in the United States To date, IBD has been treated post-hatch via manually delivered vaccines or in drinking water. Existing vaccines are associated with certain limitations, and some vaccines cannot be used safely or effectively in ovo. The Company estimates the worldwide market for IBD vaccines is approximately $60 million annually.

In August 1995, the Company entered into an agreement with Cyanamid Websters ("Websters"), a unit of Fort Dodge Animal Health ("Ft. Dodge"), a division of American Home Products Corp., for the joint development of another IBD vaccine containing VNF(R), which is being marketed by Ft. Dodge in certain European countries and, upon receipt of appropriate regulatory approvals, will be marketed by Ft. Dodge throughout the rest of Europe, the Middle East, and Africa, under Ft. Dodge's trade name "Bursamune(R)". To date, Bursamune(R) has received regulatory approval in South Africa and Spain and, in October 1999, has received temporary authorization from French regulatory authorities for the utilization of Bursamune(R) for in ovo administration.

In June 1997, Ft. Dodge indicated that its U.K. application for in ovo regulatory approval of Bursamune(R)had been provisionally refused. Ft. Dodge also indicated that the U.K. regulatory authority requested that further data be supplied. The Company has worked with Ft. Dodge, which is responsible for obtaining the necessary approvals for Bursamune(R)in both the U.K. and other European Community markets, to respond to the U.K. regulatory authority requests for data with respect to Bursamune(R). The Company anticipates that the regulatory review process will be completed during the first half of 2000.

Embrex currently is seeking regulatory approval in selected Latin American and Asian markets for in ovo and post-hatch use of Bursaplex(R). Although Embrex has received regulatory approval in some of these markets, there is no assurance that the remaining approvals will be obtained. The placement of Inovoject(R) systems outside the United

States and Canada depends, in part, on market acceptance of various in ovo vaccines as well as regulatory approval. To date, regulatory approval for Bursaplex(R) has been received in nine countries besides the United States, and regulatory approval is temporary or pending in thirteen countries.

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

In Ovo Products For Control Of Coccidiosis

In 1995, the Company began an initiative aimed at developing a novel in ovo biological control method for coccidiosis. Coccidiosis is caused by a protozoan parasite which attacks the gut of the chicken, causing significant problems with the intake and digestion of feed and, therefore, the physical and economic performance of the bird. Currently, virtually all broiler chickens, and most poultry in general, receive anti-coccidiosis compounds called coccidiostats incorporated into poultry feed. Over the years, coccidia have developed levels of resistance to these coccidiostats and thus effectiveness has been somewhat reduced. A limited number of live vaccines have also been developed and are administered orally soon after hatch. However, due to difficulties in providing a precise oral dose to each bird, growth depression can occur in broiler flocks. Therefore, such live vaccines are used primarily in parent stock. Using its Inovoject(R) system technology and its knowledge of avian embryology, the Company has begun this initiative to develop a novel, efficacious and cost-effective means of preventing coccidiosis in broiler chickens. This program is aimed at overcoming many of the problems associated with current practices. In 1997, the Company established the feasibility of an in ovo biological control method for coccidiosis. During 1998, this project met the required internal milestones regarding results and timeliness. In 1999, Embrex entered into a collaborative research and development agreement with Pfizer Inc. to research and develop a live coccidiosis vaccine for in ovo delivery to poultry. Further development of this project will involve extensive clinical and field trials. There can be no assurances that any of these development efforts will be successful. Embrex has not initiated the regulatory approval process with respect to these development efforts, and does not expect any coccidiosis product developed by the Company to reach the market in the near future.

OTHER PRODUCTS UNDER DEVELOPMENT

During 1999, Embrex continued to evaluate technologies which, when coupled with Embrex's proprietary in ovo enabling delivery know-how, might have the potential to yield improvements in the areas of feed conversion, muscle mass and leanness within broiler chickens. These technologies typically need to be applied in the first several days of embryonic development in order to have the desired effect. While the Company plans to continue its research efforts in these areas in 2000, there is no assurance that these efforts will yield product opportunities.

Embrex is also evaluating technologies and developing capabilities for characterizing and sorting eggs before or after injection by the Inovoject(R) system. One of these evaluation programs has resulted in the development and introduction of the Vaccine Saver(TM) option for the Inovoject(R) system. The Vaccine Saver(TM) option was introduced in Europe in the fourth quarter of 1999. The capabilities being developed by Embrex include automated gender sorting. Early gender sorting improves processing plant efficiencies by enabling gender-specific feed rations, therefore improving feed conversion. In 1999, Embrex received a small business research grant to support the development of an automated device to sort poultry eggs by gender. There is no assurance, however, that such research will result in product opportunities.

The Company has also researched the feasibility of developing a treatment for avian leukosis disease, a viral infection that can result in production losses for poultry producers. Based upon its findings, the Company does not intend to continue research on this program for the foreseeable future.

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

In March 1998, Embrex entered into a marketing agreement with UniSoma, Inc., the U.S. subsidiary of UniSoma Matematica para Productividade, S.A. ("UniSoma"). The marketing agreement granted Embrex the exclusive North American marketing rights for 5 years for the poultry management decision support system developed by UniSoma. This decision support system is designed to assist producers in optimizing decisions in production, scheduling, processing and marketing to maximize profitability. In 1999, the Company determined that there was insufficient demand for this system and terminated the marketing agreement with Unisoma, Inc.


PATENTS AND PROPRIETARY RIGHTS

Embrex controls (either through direct ownership or exclusive license) 23 issued U.S. patents, 13 pending U.S. patent applications, and more than 60 issued foreign patents and more than 50 pending foreign patent applications. In addition, Embrex has executed confidentiality agreements with its collaborators, subcontractors, employees and directors.

The Inovoject(R) system utilizes a process of injecting viral, bacterial or fungal vaccines into avian eggs that was patented in the United States by the USDA in 1984. Embrex holds the exclusive license to this patent through its expiration in 2002. Embrex has supplemented the USDA patent with seven additional issued U.S. patents (and multiple foreign patents and patent applications) covering specific design features of the Inovoject(R) system. See
Item 3, "Legal Proceedings", below.

Embrex also owns or licenses method-of-use patents for the in ovo administration of VNF(R) vaccines and other compounds to elicit various beneficial responses in poultry. Two U.S. patents for methods of treating IBD virus infections using VNF(R) vaccines, including in ovo administration, were issued to Embrex in March 1995. A U.S. patent claiming the use of VNF(R) viral vaccines in all non-primate animals was allowed in 1997 and issued in February 1999. These patents and additional patent applications encompass the use of VNF(R) vaccine compounds regardless of the source of the VNF(R). These VNF(R) patents additionally include composition-of-matter claims to VNF(R) vaccines against IBD virus disease and composition-of-matter claims to VNF(R) vaccines for combating viral diseases in non-primate animals. These patent claims cover the vaccine preparation, regardless of the manner in which the preparation is used. The Company filed three new U.S. patent applications in 1998 and 10 new U.S. patent applications in 1999. During 1999, Embrex filed 42 new patent applications in the United States and other countries. Each application covered various aspects of in ovo technology. Also, in April 1999, a U.S. patent was issued covering the methods and apparatus for "candling" poultry eggs, or examining the viability of eggs by holding the egg between the eye and light to determine suitability for injection.

Embrex continues its efforts to patent methods of delivering compounds in ovo, including early intervention methods and devices. In 1998, five U.S. patents with claims to methods of, or devices for, delivering compounds to avian embryos in ovo were allowed or issued. In 1999, one U.S. patent was allowed covering a pump used for the precise metering of small quantities of fluid used in in ovo administration and another U.S. patent was allowed for selectively injecting poultry eggs.

Additionally, Embrex has federally registered the trademarks Embrex(R), Inovoject(R), VNF(R), and Bursaplex(R) in the United States, and has applied for federal registration of Vaccine Saver(TM) and other various trademarks.

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

The Company holds the exclusive license to the U.S. patent for injecting vaccines into an avian embryo. Embrex has supplemented this patent with seven additional U.S. patents covering specific design features of the Inovoject(R) system. In addition, Embrex relies on numerous foreign patents to protect its intellectual properties and to afford a competitive advantage. See "Patents and Proprietary Rights," above. There can be no assurance, however, that a competitive delivery method, either within or outside the United States, will not be developed and gain commercial acceptance. Embrex continues to monitor for the presence of any competitive in ovo administration systems worldwide. See
Item 3, "Legal Proceedings," below.

Competitive success for Embrex will be based primarily on commercial acceptance of its in ovo products, achieving and retaining scientific expertise and technological superiority, identifying and pursuing scientifically feasible and commercially viable opportunities, obtaining proprietary protection for its research achievements, obtaining adequate funding and timely regulatory approvals, and attracting corporate sponsors or partners in developing, testing, producing, and marketing products, none of which can be assured. In addition, a primary competitive factor affecting Embrex is its ability to conduct research and development. Embrex's ability to successfully compete also is dependent on its ability to attract and retain key personnel. Maintaining financial and human resources, therefore, are important factors for success.

PRODUCTION, MARKETING AND DISTRIBUTION

Production

Embrex currently subcontracts the production of substantially all of its mechanical and biological products and expects to continue to do so for the foreseeable future. The Company believes that alternative sources of manufacture and supply generally exist.

Inovoject(R) System

Embrex's in-house engineering staff designs the Inovoject(R) system, which incorporates proprietary mechanical, pneumatic and electronic sub-systems and concepts. The Company uses one contract manufacturer to fabricate its Inovoject(R) systems. While other machine fabricators exist and have constructed limited numbers of Inovoject(R) systems, a change in fabricators could cause a delay in manufacturing and a possible delay in the timing of future Inovoject(R) system installations and revenues from those installations.

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

The Company has granted Merial Select, Inc. ("Select") (a Merck Rhone-Poulenc company) exclusive rights to manufacture IBD vaccines containing Embrex's VNF(R) product, known as Bursaplex(R), for Embrex to market in North America, Latin America and Asia. Embrex has also granted Ft. Dodge (a unit of American Home Products Corp.) rights to manufacture IBD vaccines containing the Company's VNF(R) product, known as Bursamune(R), to be marketed in Europe, the Middle East and Africa. Abic Ltd. has been granted similar rights to manufacture and market an IBD vaccine, known as GuMBryo(TM), in Israel. The manufacture of the IBD vaccines being produced by Select and Ft. Dodge, and the Company's VNF(R) product, generally must be performed in licensed facilities or under approved regulatory methods. Although there are other manufacturers who are capable of manufacturing IBD products and producing products such as VNF(R), a change of supplier for the Company could adversely affect Embrex's future operating results due to the time it would take a new supplier to obtain regulatory approval of its production process or manufacturing facilities.


MARKETING AND DISTRIBUTION

Because of the geographical and industrial concentration of the poultry industry in the United States, Embrex markets its products and provides ongoing service directly to the industry. Embrex's marketing is focused principally on the broiler chicken segment of the poultry industry, but the Company also has adapted its products for use by, and initiated trials and entered into commercial contracts with broiler breeder companies, a layer company and a limited number of turkey producers.

In order to encourage proper use of the Inovoject(R) system technology within an appropriate production environment, Embrex leases and licenses Inovoject(R) systems to hatcheries. The agreements cover the use of the mechanical equipment and ongoing field service, maintenance and technical support provided by Embrex. The agreements also include a license with royalty fees for use of Embrex's proprietary injection process. Products which are delivered in ovo are sold separately and generate some royalty revenue for the Company.

The Company also is initiating arrangements for international distribution of Bursaplex(R), subject in each case to the availability of required regulatory approvals. The Company has agreements with other parties to distribute Bursaplex(R) in Chile, Ecuador, Peru and Pakistan. Of these countries, regulatory approval has been granted in Ecuador, Peru and Pakistan. An agreement for Israel also entitles a distributor, Abic Ltd., to manufacture a VNF(R)-based IBD vaccine mentioned above. Subject to these agreements, the Company also will conduct international marketing directly.

Other significant poultry markets exist in Asia and Latin America. Embrex has held a number of discussions regarding marketing and distribution in each of these markets. In 1997 and 1998, the Company entered into agreements with other parties to distribute Bursaplex(R) in Venezuela, Colombia, South Korea, Malaysia, Taiwan, Japan and Vietnam, subject to regulatory approvals. To date, regulatory approval for Bursaplex(R) has been granted in nine countries besides the United States, and regulatory approval is temporary or pending in thirteen countries. Embrex also hired management for selected Asian and Latin American markets and installed Inovoject(R) systems on a commercial or trial basis in certain Asian markets. In 1998, Embrex established Embrex BioTech Trade (Shanghai) Co., Ltd. in China, which will focus on marketing and distribution of Embrex products in China. Also in 1998, Embrex established Embrex Inc. Sucursal Argentina, a branch office in Argentina, responsible for commercial development and customer service and support. Initially, this office will serve only Argentina, but may extend to other regional markets such as Chile, Paraguay or Uruguay. In 1999, Embrex established a subsidiary in Brazil, Inovoject(R) do Brasil Ltda. Also, in April 1999, Bangkok Livestock Processing Company, Ltd. began administering Bursaplex(R) using Embrex's Inovoject(R) system in Thailand.

Embrex has initiated activities necessary for the commercialization of its technology in Japan. In 1992, Embrex entered into a distribution agreement with Ishii Company, Ltd. ("Ishii"), a leading chick producer and the dominant supplier of hatchery equipment in Japan. Veterinary medical device regulatory approval was granted by the Japanese Ministry of Agriculture, Fisheries and Forestry in 1999. Ishii intends to distribute the Inovoject(R) egg injection system to poultry producers throughout Japan.

The Company's revenues attributable to international operations in 1999, 1998 and 1997 were 23%, 20% and 15% of the Company's consolidated revenues, respectively. The Company's identifiable assets attributable to international operations in 1999, 1998 and 1997 were 16%, 26% and 24% of the Company's consolidated assets, respectively. The Company's gross profit attributable to international operations in 1999, 1998 and 1997 were 19%, 14% and 7% of the Company's consolidated gross margin, respectively. See "Notes to Consolidated Financial Statements."

RESEARCH AND DEVELOPMENT

In 1998, Embrex opened a 12,800 square-foot research facility near the Company's headquarters. This new facility has increased the Company's clinical trial capabilities. Research and development expense was $4.2 million in 1997, $5.0 million in 1998 and $5.9 million in 1999. The increase in research and development expense from 1997 to 1999 largely reflects increases in outside contract research, supplies consumption, operating activities at the new research facility, and Inovoject(R) design and development and global technical support activity. Research and development is principally Company sponsored and funded primarily from internal sources.

GOVERNMENTAL REGULATION

Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of Embrex's products and in its on-going research and development activities. Although the use of the Inovoject(R) system is not subject to regulatory approval in the United States, animal health products being developed by Embrex and other companies must receive approval for marketing from either the USDA or the Food and Drug Administration (the "FDA") and from similar agencies in foreign countries where the Company has begun or contemplates doing business. These countries may also require approval of the Inovoject(R) system. Regulatory agencies require that products be tested and demonstrate appropriate levels of safety and efficacy. Generally, with respect to animal health products, the USDA has regulatory authority over products which are biological in origin or which stimulate or affect an animal's immune system, and the FDA has authority over all other products. The time and cost of USDA approvals are generally less than those for FDA approvals. FDA approval generally requires more extensive animal and toxicology testing than USDA approvals and may take five or more years to obtain, whereas USDA approvals generally take one to three years to obtain. The Company's products also are subject to regulatory approval in other countries.

Management believes that compliance with environmental regulations currently has no material adverse effect on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

At December 31, 1999, Embrex employed 171 persons, 169 of whom were full-time employees, an increase of 44 persons from the 125 full-time employees at December 31, 1998.

SIGNIFICANT CUSTOMERS

Tyson Foods, Inc.("Tyson") accounted for approximately 24% of Embrex's consolidated 1999 revenues. Based on millions of pounds of ready-to-cook poultry meat produced in 1999, Tyson accounted for approximately 24% of the broilers grown in the United States. During 1997, Tyson extended its contract with Embrex through 2004. There are no customers besides Tyson that represent 10% or greater of total revenues. However, Embrex's three largest customers, including Tyson, accounted for approximately 38% of consolidated 1999 revenues, down from 42% in 1998. The decrease in 1999 is partly the result of the expansion of the Company's customer base.

See "Risk Factors" filed as Exhibit 99 to this report.

ITEM 2. PROPERTIES

Embrex leases its corporate headquarters and research and development facilities, which occupy approximately 23,000 square feet and are located adjacent to Research Triangle Park, North Carolina. Two-thirds of the space is devoted to research and development. The lease is a fifteen-year term expiring March 31, 2002. Embrex paid an annual rent of approximately $208,000 during 1999. Annual rent increases thereafter amount to approximately 3%. In addition to research and development activities conducted at its corporate headquarters, Embrex opened a new 12,800 square-foot research facility near its headquarters in 1998. The lease is a ten-year term expiring November 14, 2007, with a five-year renewal option. The annual rent paid in 1999 was approximately $139,000, with annual increases of approximately 3% through the first ten years and approximately 4% during the five-year renewal term. During the fourth quarter 1999, Embrex entered into a six-year lease for a larger corporate headquarters and research and development facility near its present facilities. This building has been leased in two phases. The first phase encompasses approximately 20,000 square feet. The second phase encompasses another 24,000 square feet. The annual rent is approximately $400,000, with annual increases of approximately 3% through the initial six-year term and approximately 4% during an additional six-year renewal term. The Company intends to vacate its present corporate headquarters once the second phase is ready for occupancy during the second quarter of 2001.

Embrex leases approximately 3,000 square feet of warehouse space in Springdale, Arkansas, on a year-to-year basis, which is used to support the Embrex customer service function in the region. The Company also leases offices of 1,250 square feet and warehouse space of 2,500 square feet in Great Dunmow, Essex, England. Embrex also has access to facilities at certain universities. The use of these facilities is important to Embrex's ongoing research and development efforts. Embrex also has access to facilities used for incubating eggs and growing live birds and for research and testing purposes at North Carolina State University.

ITEM 3. LEGAL PROCEEDINGS

In September 1996, Embrex filed a patent infringement suit in the U.S. District Court for the Eastern District of North

Carolina against Service Engineering Corporation, a Maryland corporation, and Edward G. Bounds, Jr., a Maryland resident and officer of Service Engineering Corporation. The suit alleged that each of the defendants' development of an in ovo injection device, designed to compete with Embrex's patented Inovoject(R) injection method, infringes at least one claim of U.S. Patent No. 4,458,630 exclusively licensed to Embrex for the in ovo injection of vaccines into an avian embryo (the "Sharma Patent"). Further, Embrex claimed that the defendants had violated the terms of a Consent Judgment and Settlement Agreement entered into with Embrex in November 1995 in which prior litigation was concluded with Service Engineering Corporation and Edward G. Bounds, Jr. agreeing not to engage in future activities violating the Sharma Patent. Embrex sought injunctive relief to prevent infringement of the Sharma Patent as well as monetary damages. In November 1996, Service Engineering Corporation and Edward G. Bounds, Jr., responded to Embrex's patent infringement suit by asserting various affirmative defenses and denying the substantive allegations in Embrex's complaint. This suit concluded on July 30, 1998 with a jury verdict in favor of Embrex. The verdict fully upheld the validity of all claims of the Sharma Patent, finding that the defendants had willingly infringed all asserted claims of the patent. The jury also found that Service Engineering Corporation and Edward G. Bounds, Jr., had breached the 1995 Consent Judgment and Settlement Agreement and that such breach was not in good faith. The jury awarded Embrex damages of $500,000 plus litigation expenses and court costs. The U.S. District Court for the Eastern District of North Carolina entered a Judgment in favor of Embrex on September 28, 1998, which included a monetary award of $2,612,885 and an injunction prohibiting Service Engineering Corporation and Edward G. Bounds, Jr., from practicing methods claimed in, or otherwise infringing, the Sharma Patent. On October 28, 1998, Service Engineering Corporation and Edward G. Bounds, Jr. filed a notice of appeal in the U.S. Court of Appeals for the Federal Circuit seeking a reversal of the Judgment. The Company has opposed the appeal.

In November 1996, Embrex filed a patent infringement suit in the U.S. District Court for the Eastern District of North Carolina against IGI, Inc., a Delaware corporation. The suit alleged that IGI, Inc., through its activities with Service Engineering Corporation and Edward G. Bounds, Jr. was engaging in activities that constituted infringement of the Sharma Patent. Embrex sought injunctive relief to prevent infringement of the Sharma Patent as well as monetary damages. In January 1997, IGI, Inc. responded to Embrex's patent infringement suit by asserting various affirmative defenses and denying the substantive allegations in Embrex's complaint. This suit was concluded by agreement between Embrex and IGI, Inc. in January 1998, pursuant to which Embrex and IGI have agreed to dismiss all pending claims against each other, and IGI has agreed to abide by the terms of a royalty-bearing sublicense to the Sharma Patent for avian vaccination.

In March 1997, Service Engineering Corporation and Edward G. Bounds, Jr. filed suit against the U.S. Department of Agriculture in the U.S. District Court for the District of Maryland with respect to its grant to Embrex of an exclusive license for the Sharma Patent. The complaint alleged that the USDA did not adequately comply with statutory and regulatory requirements in making the grant to Embrex of an exclusive license to the Sharma Patent, the revision of the exclusive license in 1991 and the revision of the exclusive license in 1994, which extended the period of exclusivity, originally set to terminate on December 31, 1996, through the patent expiration date. Plaintiffs alleged that in December 1996 (after Embrex had instituted the above referenced action for patent infringement and breach of contract), the Plaintiffs requested the USDA to grant them a license of the Sharma Patent. The Plaintiffs alleged that the USDA refused to do so because the USDA said that the license was not available and that the Plaintiffs had no basis for relief. Plaintiffs also alleged that the USDA wrongfully consented to Embrex's bringing suit against the Plaintiffs. Plaintiffs sought to have the court set aside the extension of the exclusive license, the USDA's grant of permission for Embrex to sue Service Engineering Corporation, Edwards G. Bounds, Jr. and IGI, Inc. for patent infringement, the USDA's refusal to grant to Service Engineering Corporation a non-exclusive license to the Sharma Patent and the USDA's refusal to act favorably upon Service Engineering Corporation's appeal from the refusal to grant it a non-exclusive license. In addition, Plaintiffs sought to have the court issue an order requiring the USDA, prior to granting any exclusive license under the Sharma Patent, including by extending the term of a pre-existing exclusive license, to observe the procedures set forth under laws and regulations governing the grant of licenses to patents owned by the USDA, and to remand the matter to the USDA to take action in accordance with the order. Plaintiffs also sought attorneys' fees and costs from the USDA. The USDA filed a motion for summary judgment. In March 1999, the U.S. District Court for the District of Maryland granted the USDA's motion for summary judgment, agreeing that "the plaintiff lacked standing to challenge the USDA's actions in this matter and that the [USDA's] motion for summary judgment will be granted."

On April 15, 1999, Machining Technologies, Inc. of Hebron, Maryland served on Embrex a Complaint for Declaratory Judgment against Embrex in the U.S. District Court for the District of Maryland. Machining

Technologies, Inc. seeks a declaration that the Sharma Patent is not infringed, invalid and/or not enforceable. Machining Technologies, Inc. was a manufacturer of egg injection machine parts to Edward G. Bounds, Jr. and Service Engineering Corporation. Embrex believed the action was without legal basis and, on June 4, 1999, filed a motion to dismiss the action. On March 7, 2000, the U.S. District Court for the District of Maryland granted Embrex's motion to dismiss this action and ordered this case closed.

See "Risk Factors" filed as Exhibit 99 to this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq National Market System under the symbol EMBX. The quarterly trading ranges of the Company's Common Stock for the last two fiscal years were as shown in the table below:

                                                         Common Stock
                                                         Price Per Share
                                                         ---------------

          Quarter Ended                                High            Low
          -------------                                ----            ---

          1998
          ----
          March 31, 1998                               6 3/8           5
          June 30, 1998                                6 7/8           5 3/8
          September 30, 1998                           6 3/16          4 5/16
          December 31, 1998                            6               3 5/8

          1999
          ----
          March 31, 1999                               5 1/2           4 1/8
          June 30, 1999                                8 1/2           4 3/16
          September 30, 1999                           10              7 15/16
          December 31, 1999                            12 5/8          7

At February 25, 2000 (the most recent practicable date), there were 427 holders of record of the Common Stock. The Company has paid no dividends on any stock since inception and has no plans to pay dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF OPERATIONS BY QUARTERS (UNAUDITED)

(Dollars In Thousands, Except Per
Share Amounts)

                                                              1999                                 1998
                                                              ----                                 ----

                                               1st Qtr  2nd Qtr   3rd Qtr    4th Qtr  1st Qtr   2nd Qtr    3rd Qtr      4th Qtr
                                               -------  -------   -------    -------  -------   -------    -------      -------

Revenues                                        $8,016  $8,411    $8,249     $9,074    $6,857     $6,961   $7,404       $7,393
Operating Expenses                              3,314    3,551     3,250      3,923    2,857      2,618    3,179        3,178
Net income                                      1,137    1,330     1,552      1,725    527        605      753          976

                                                              1999                                 1998
                                                              ----                                 ----

                                               1st Qtr  2nd Qtr   3rd Qtr    4th Qtr  1st Qtr   2nd Qtr    3rd Qtr      4th Qtr
                                               -------  -------   -------    -------  -------   -------    -------      -------

Net income (per share of Common Stock)
        Basic                                   $0.14    $0.16     $0.19      $0.22    $0.06      $0.07    $0.09        $0.12
        Diluted                                 $0.14    $0.16     $0.18      $0.20    $0.06      $0.07    $0.09        $0.12

Number of Shares Used in Per Share
Calculation (thousands)
        Basic                                   8,293    8,250     8,135      7,927    8,243      8,249    8,262        8,264
        Diluted                                 8,368    8,456     8,683      8,443    8,334      8,340    8,339        8,341

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(Dollars In Thousands, Except Per             1999          1998            1997           1996          1995
Share Amounts)                                ----          ----            ----           ----          ----
                                                                                                      (Restated)
STATEMENTS OF OPERATIONS DATA
Revenues ............................      $ 33,750       $ 28,615       $ 24,789       $ 20,632       $ 13,719
Research and development expenses ...         5,857          4,995          4,188          4,036          3,416
Other operating expenses ............         8,181          6,837          5,607          3,775          3,836
Net income (loss) ...................         5,744          2,861          1,760            341         (4,512)
Net income (loss) per share of Common
Stock
       Basic ........................      $   0.70       $   0.35       $   0.21       $   0.05       ($  0.73)
       Diluted ......................      $   0.68       $   0.34       $   0.21       $   0.06       ($  0.73)
Number of Shares Used in Per Share
    Calculation (thousands)
      Basic .........................         8,151          8,255          8,184          7,218          6,187
      Diluted .......................         8,488          8,339          8,339          7,520          6,187

BALANCE SHEET DATA
Working capital .....................      $  7,858       $  8,299       $  7,585       $  7,552       $  5,934
Total assets ........................        26,233         24,990         25,161         25,554         21,789
Long-term liabilities ...............            20            644          3,278          5,814         10,966
Accumulated deficit .................       (30,328)       (36,072)       (38,933)       (40,693)       (41,034)
Shareholders' equity ................        21,035         18,805         15,741         13,309          5,909


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this report.

Consolidated net income for 1999 was $5.7 million compared to $2.9 million in 1998 and $1.8 million in 1997. Diluted earnings per share increased from $0.21 in 1997 and $0.34 in 1998 to $0.68 in 1999. For the year ended 1999, shares outstanding on a diluted basis were 8.5 million, up from 8.3 million for the years ended 1998 and 1997. The change in diluted average shares outstanding from 1998 to 1999 is attributable to the increase in the number of in-the-money stock options included in the diluted average shares outstanding calculation following an appreciation in the price of the Company's Common Stock during the second half of 1999 as well as Common Stock repurchases.

REVENUES

Consolidated revenues in 1999 totaled $33.8 million, representing an increase of 18% over 1998 revenues of $28.6 million, which were 15% over 1997 revenues of $24.8 million. Inovoject(R) revenues totaled $32.3 million in 1999 compared to $27.4 million in 1998 and $23.6 million in 1997, representing increases of 18% from 1998 to 1999, and 16% from 1997 to 1998, with the 1999 increase coming principally from increased placement and throughput of Inovoject(R) systems in North America and Europe.

The 1999 revenues include Inovoject(R) lease fees derived from multi-year contracts and paid trials in the United States and foreign countries, and the sale of Inovoject(R) systems to distributors. Embrex estimates that as of December 31, 1999, it was vaccinating in excess of 80% of the estimated 8.0 billion broiler birds grown in the

United States in 1999, 1998 and 1997. Given its market penetration, the Company expects only moderate Inovoject(R) systems revenue growth in this market.

Management anticipates moderate revenue and earnings growth in 2000 from existing Inovoject(R) operations in the United States and Canada, new Inovoject(R) system leases in other countries, and sales of Bursaplex(R) product to poultry producers worldwide. However, the rate at which the marketplace will accept the Inovoject(R) technology outside the United States and Canada, the timing of regulatory approvals of third-party vaccines for in ovo use outside the United States and Canada, start-up costs in new markets, possible variability in United States hatchery bird production as a result of grain price fluctuations, and variability in the demand for, and pricing of, U.S. poultry and poultry products outside the United States, will impact the pace of revenue growth, if any, and the sustaining of profitability from the installation and operational throughputs of Inovoject(R) systems.

Sales of Bursaplex(R), the Company's proprietary vaccine for the treatment of avian infectious bursal disease, was the principal source of $1.3 million of product revenues in 1999 and $931,000 of product revenues in 1998. The Company's ability to generate revenue from product sales has been constrained by the previously announced delay associated with Ft. Dodge's obtaining British regulatory approval for the sale of Bursamune(R) in the United Kingdom, lower levels of breeder and broiler flock vaccination rates, and fewer reported incidences of bursal disease in the United States. Product sales increased 34% during 1999 from the $931,000 recorded for the same period in 1998. Sales of VNF(R) for inclusion in IBD vaccines were the principal source of previous years' product revenues, which generated $1.1 million and $1.2 million in 1997 and 1996, respectively.

COST OF PRODUCT SALES AND INOVOJECT(R) REVENUES

Cost of revenues as a percentage of revenues decreased from 47% and 49% of total revenues in 1998 and 1997, respectively, to 39% of total revenues in 1999. The improvement in 1999 is primarily attributable to Inovoject(R) system-related cost reductions and some price increases in selected markets.

OPERATING EXPENSES

Operating expenses totaled $14.0 million in 1999 compared to $11.8 million in 1998, and $9.8 million in 1997.

General and administrative ("G&A") expenses were $7.4 million in 1999, up 19% from $6.2 million in 1998, and up 48% from $5.0 million in 1997. The 1999 and 1998 G&A increases over 1997 were primarily attributable to development costs in Asia and Latin America as well as legal expenses incurred in connection with various patent infringement lawsuits filed by the Company.

Sales and marketing expenses totaled $795,000 in 1999 compared to $633,000 in 1998 and $587,000 in 1997. Fluctuations during these periods resulted from various levels of activity in the Company's sales and customer service functions to support market expansion and field support of Inovoject(R) systems, as well as stepped-up international activity, principally in Europe.

Certain 1997 operating expenses were reclassified to cost of revenues to conform to the 1998 presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

Research and development ("R&D") expenses were $5.9 million in 1999 compared to $5.0 million in 1998 and $4.2 million in 1997. The increase in R&D expense from 1997 to 1999 largely reflects an increase in outside contract research, supplies consumption, operating expenses for the new research facility and Inovoject(R) design and development and global technical support activity. The Company continues to manage its research and development effort to leverage its know-how, patent position, market presence and expenditures.

OTHER INCOME AND EXPENSE

Interest income totaled $315,000, $402,000 and $488,000 in years 1999, 1998 and 1997, respectively. The 1999 decrease relative to 1998 resulted principally from lower cash balances and the 1998 decrease relative to 1997 resulted principally from lower cash balances and lower interest rates.

Interest expense totaled $311,000 in 1999 compared to $645,000 in 1998 and $1.1 million in 1997. In 1999, the decrease in interest expense reflected the repayment of approximately $2.7 million of external financing, primarily in the form of equipment leases. In 1998, the decrease in interest expense reflected the repayment of approximately $2.8 million of external financing, primarily in the form of equipment leases. In 1997, the amount of interest expense was principally attributable to the Company's funding of its growing installed base of Inovoject(R) systems with the use of capital lease financing. Management expects to continue to rely on the use of internally generated funds to finance the cost of additional Inovoject(R) systems in 2000, as was the case in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company's cash and short-term investment balances totaled $4.8 million compared to $7.2 million and $8.6 million at December 31, 1998 and 1997, respectively. The decrease reflected the ability of the Company to fund capital expenditures with internal cash instead of equipment lease financing. Working capital decreased to $7.9 million in 1999 from $8.3 million in 1998, as a decrease in cash was offset by a reduction in the short-term portions of capital lease obligations.

During 1999, operating activities generated $9.6 million in cash, primarily due to non-cash depreciation and net income. Within investing activities, Inovoject(R) systems, the Company's new research facility, and equipment purchases required $5.9 million. Financing activities used $5.8 million, of which $2.7 million was used to repay long-term debt and capital lease obligations and $3.8 million was used to repurchase the Company's Common Stock (see below).

In October 1998, the Company announced that the Board of Directors authorized a share repurchase program to purchase up to 10% of outstanding shares of Common Stock, or up to approximately 830,000 shares over 18 months, in open market or privately negotiated transactions. As of December 31, 1999, the Company had purchased 499,600 shares for $4.0 million at an average price of $7.9844. See "Notes to Consolidated Financial Statements."

As of December 31, 1999, the Company had outstanding purchase commitments of approximately $3.4 million related to the production of the Company's Bursaplex(R) product, VNF(R) for the manufacture of Bursaplex(R) and Bursamune(R), and materials and supplies for construction and maintenance of Inovoject(R) egg injection systems.

The Company maintained during 1998 a $2.0 million secured line of credit with a bank in the United Kingdom, which could be used to finance the construction of additional Inovoject(R) systems for Europe, the Middle East and Africa. The Company utilized $0.4 million of this line during 1998. This line of credit was repaid and terminated by year-end 1998.

In April 1999, the Company obtained a $6.0 million secured revolving line of credit from its bank, Branch Banking and Trust Company. This line of credit may be used for working capital purposes and has a term of 18 months.

Based on its current operations, management believes that the Company's available cash and short-term investments, together with cash flow from operations, will be sufficient to meet its foreseeable cash requirements.

YEAR 2000 ISSUE

The Company established a team to address the Year 2000 issue in June 1998. The team conducted an inventory and assessment of the Company's computer hardware and software systems, as well as embedded systems in its Inovoject(R) systems, manufacturing and laboratory equipment and office facilities. The team developed remediation, testing, and implementation plans for imbedded systems, including the Inovoject(R) system, which remediation, testing, and implementation was completed in October 1999. The Company also engaged an outside consulting firm to conduct an independent verification and validation of the controls and software that operate the Inovoject(R) system, which determined that the Inovoject(R) system was not affected by Year 2000 considerations.

The Company incurred approximately $200,000 in 1999 addressing Year 2000 issues. To date, the Company is not aware of any immediate, adverse impact resulting from Year 2000 issues, either on the Company's ability to operate and manage the Inovoject(R) system at its customers' hatcheries or its ability to manage its business and to communicate with its customers and suppliers. However, the Company cannot provide any assurance that its systems and business relationships have not been impacted in a manner that is not yet apparent. The Company will continue to monitor its systems in order to promptly remediate any adversely impacted systems.

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

The Company cautions that any such forward looking statements include statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially, including without limitation the ability of the Company to penetrate new markets, place Inovoject(R) systems worldwide, establish a degree of market acceptance for new products such as but not limited to Bursaplex(R) and Bursamune(R), prevail in the outcome of its patent litigation appeal, the number of eggs set by poultry producers, complete commercial development of potential future products or obtain regulatory approval of its products, which approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, and potential changes in regulations, and the Company's dependence on certain customers. These statements are also contingent upon continued growth and production levels of the global poultry industry and the economic viability of certain markets. Additional information on these risks and other factors which could affect the Company's financial results are included in the Risk Factors described in Exhibit 99 to this report and in the Company's other filings with the SEC, including the Company's Forms 10-Q, 10-K and 8-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A portion of the Company's operations are in jurisdictions outside North America. The Company leases Inovoject(R) systems and sells products in Europe, Asia, and Latin America. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. At December 31, 1999, the Company's operations outside North America were not material to the Company's consolidated results as a whole, and a significant change in currency exchange rates or economic conditions in the jurisdictions outside North America in which the Company operates would not have a material effect on the Company's consolidated financial results.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Embrex Inc.

We have audited the accompanying consolidated balance sheets of Embrex, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Embrex, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Raleigh, North Carolina
February 15, 2000

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
                                                                             December 31,
                                                                             ------------
ASSETS                                                                1999                 1998
                                                                      ----                 ----
Current Assets
      Cash and cash equivalents.................................    $4,799               $7,167
      Restricted cash (Note 2)..................................       275                  275
      Inventories:
             Materials and supplies.............................     1,562                  925
             Product............................................       827                1,281
      Accounts receivable - trade...............................     4,751                3,454
Other current assets............................................       822                  738
                                                                  --------             --------
                      Total Current Assets......................    13,036               13,840

Inovoject(R)Systems under construction..........................       978                  568

Inovoject(R)Systems.............................................    27,386               24,161
      Less accumulated depreciation.............................  (19,804)             (16,297)
                                                                  --------             --------
                                                                     7,582                7,864

Equipment, furniture and fixtures...............................     7,195                5,060
      Less accumulated depreciation.............................   (2,906)              (2,468)
                                                                  --------             --------
                                                                     4,289                2,592
OTHER ASSETS:
      Patents and exclusive licenses of patentable
           technology (net of accumulated amortization of $108
           in 1999 and $196 in 1998).                                  348                  126

TOTAL ASSETS....................................................   $26,233              $24,990
                                                                  ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable..........................................      $538                 $393
      Accrued expenses..........................................     2,738                2,033
      Deferred revenue..........................................       584                  175
      Product warranty accrual..................................       394                  322
      Current portion of capital lease obligations..............       568                2,618
      Line of credit (Note 4)...................................       356                  -0-
                                                                  --------             --------
                      Total Current Liabilities  ...............     5,178                5,541

Capital lease obligations, less current portion  (Note 3).......        20                  634

Long-term debt, less current portion (Note 4)...................         0                   10

Shareholders' Equity (Notes 5, 6, 7 and 8) Common Stock, $.01 par value per share
            Authorized - 30,000,000 shares
            Issued and outstanding - 7,922,627
            net of 499,600 treasury shares and 8,264,490 net of 40,800 treasury
            shares at December 31, 1999 and 1998, respectively                          84                   83
      Additional paid-in capital................................                    55,231               54,894
      Accumulated other comprehensive income....................                        37                  113
      Accumulated deficit.......................................                  (30,328)             (36,072)
      Treasury stock............................................                   (3,989)                (213)
                                                                                  --------             --------

                      Total Shareholders' Equity................                    21,035               18,805
                                                                                  --------             --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................                    26,233              $24,990
                                                                                  ========             ========

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)                        Year ended December 31,
                                                                -----------------------

                                                             1999        1998        1997
                                                           --------    --------    --------
REVENUES
     Inovoject(R)revenue ...............................   $ 32,314    $ 27,426    $ 23,614
     Product revenue ...................................      1,252         931       1,062
     Other revenue .....................................        184         258         113
                                                           --------    --------    --------

           Total Revenues ..............................     33,750      28,615      24,789

Cost of Product Sales and Inovoject(R)Revenues .........     13,119      13,341      12,244
                                                           --------    --------    --------

                                                             20,631      15,274      12,545

OPERATING EXPENSES
     General and administrative ........................      7,386       6,204       5,020
     Sales and marketing ...............................        795         633         587
     Research and development ..........................      5,857       4,995       4,188
                                                           --------    --------    --------

           Total Operating Expenses ....................     14,038      11,832       9,795
                                                           --------    --------    --------

Operating Income .......................................      6,593       3,442       2,750
Other Income (Expense)
     Interest income ...................................        315         402         488
     Interest expense ..................................       (311)       (645)     (1,070)
     Other .............................................        (12)         38          14
                                                           --------    --------    --------

            Total Other Expense ........................         (8)       (205)       (568)
                                                           --------    --------    --------

            Income Before Taxes ........................      6,585       3,237       2,182

Income Taxes (Note 9) ..................................        841         376         422
                                                           --------    --------    --------

Net Income .............................................   $  5,744    $  2,861    $  1,760
                                                           ========    ========    ========

Net Income per share of Common Stock (Note 11)
     Basic .............................................   $   0.70    $   0.35    $   0.21
     Diluted ...........................................   $   0.68    $   0.34    $   0.21

Number of Shares Used in Per Share Calculation (Note 11)
     Basic .............................................      8,151       8,255       8,184
     Diluted ...........................................      8,488       8,339       8,339

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                               Year ended December 31,
                                                                                     -----------------------


                                                                          1999                 1998                   1997
                                                                          ----                 ----                   ----
Operating Activities
     Net income...................................................      $5,744               $2,861                 $1,760
     Adjustments to reconcile net loss to net cash provided
        by operating activities:
           Depreciation and amortization..........................       4,096                4,884                  4,043
           Changes in operating assets and liabilities:
                Accounts receivable, inventories and other
                   current assets.................................     (1,564)              (1,526)                  (797)
                Accounts payable, accrued expenses and
                       other current liabilities..................       1,331                (537)                  1,083
                                                                       -------              -------                -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                9,607                5,682                  6,089

Investing Activities
     Sales of short-term investments                                       -0-                  -0-                    876
     Collateralization of Lease (Note 2)                                   -0-                  -0-                  (275)
     Purchases of Inovoject(R)systems, equipment, furniture
         and fixtures                                                  (5,903)              (4,850)                (3,962)
     (Additions)/reductions to patents and other noncurrent assets       (240)                  248                    280
                                                                       -------              -------                -------

NET CASH USED IN INVESTING ACTIVITIES                                  (6,143)              (4,602)                (3,081)

Financing Activities
     Issuance of Common Stock                                              338                  107                    257
     Net proceeds from line of credit                                      356                  -0-                    -0-
     Repayment of long-term debt                                          (10)                (286)                  (119)
     Proceeds from capital lease obligations                               -0-                  101                    102
     Payments on capital lease obligations                             (2,664)              (2,511)                (3,328)
     Repurchase of Common Stock                                        (3,776)                (213)                    -0-
                                                                       -------              -------                -------

NET CASH USED IN FINANCING ACTIVITIES                                  (5,756)              (2,802)                (3,088)
                                                                       -------              -------                -------

DECREASE IN CASH AND CASH EQUIVALENTS                                  (2,292)              (1,722)                   (80)
CURRENCY TRANSLATION ADJUSTMENTS                                          (76)                  309                  (376)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         7,167                8,580                  9,036
                                                                       -------              -------                -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $4,799               $7,167                 $8,580
                                                                       =======              =======                =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Total interest paid was $311,000, $645,000 and $1,070,000 for the years ended December 31, 1999, 1998 and 1997 respectively.

Total income taxes paid were $618,000, $277,000 and $70,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

                                                                     Accumulated
                                                        Additional      Other
                                               Common    Paid-in    Comprehensive   Accumulated    Treasury
                                                Stock    Capital        Income        Deficit        Stock     Total
                                                -----    -------        ------        -------        -----     -----
BALANCE AT DECEMBER 31, 1996 ................   $     80    $ 53,742    $    180    $(40,693)   $      0    $ 13,309
    Stock issued:
        Upon exercise of options ............          1         201                                             202
        Under employee stock purchase plan ..                     55                                              55
        Upon conversion of long-term debt
            (net of issuance cost of $111) ..          1         563                                             564
        Upon issuance of shares for
           Agrimatic acquisition ............                    227                                             227

    Other Comprehensive Income, Net of Tax
           (Note 1)
           Currency translation adjustments .                               (376)                               (376)
           Net income .......................                                          1,760                   1,760
                                                -----    -------        ------        -------        -----     -----
           Comprehensive income .............                                                                  1,384
                                                                                                            --------

BALANCE AT DECEMBER 31, 1997 ................         82      54,788        (196)    (38,933)          0      15,741

    Stock Repurchased .......................                                                       (213)       (213)
    Stock issued:
        Upon exercise of options ............                      1                                               1
        Under employee stock purchase plan ..          1         105                                             106

    Other Comprehensive Income, Net of Tax
           (Note 1)
           Currency translation adjustments .                                309                                 309
           Net income .......................                                          2,861                   2,861
                                                -----    -------        ------        -------        -----     -----
           Comprehensive income .............                                                                  3,170
                                                                                                               -----
BALANCE AT DECEMBER 31, 1998 ................         83      54,894         113     (36,072)       (213)     18,805

    Stock Repurchased .......................                                                     (3,776)     (3,776)
    Stock issued:
        Upon exercise of options and issuance
        of bonus stock ......................          1         401                                             402
        Under employee stock purchase plan ..                     87                                              87
        Upon exercise of warrants ...........                   (151)                                           (151)

    Other Comprehensive Income, Net of Tax
           (Note 1)
           Currency translation adjustments .                                (76)                                (76)
           Net income .......................                                          5,744                   5,744
                                                -----    -------        ------        -------        -----     -----
           Comprehensive income .............                                                                  5,668
                                                                                                               -----

BALANCE AT DECEMBER 31, 1999 ................   $     84    $ 55,231    $     37    $(30,328)   $ (3,989)   $ 21,035
                                                ========    ========    ========    ========    ========    ========

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited and Embrex Sales, Inc. (the "Company"). All significant intercompany transactions and accounts have been eliminated. Currently, non-U.S. operations account for approximately 23% of the Company's revenues.

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

PRINCIPAL CUSTOMERS

Tyson Foods, Inc. ("Tyson") accounted for approximately 24%, 27% and 28% of consolidated 1999, 1998 and 1997 revenues, respectively. Based on the millions of pounds of ready-to-eat poultry meat produced in 1999, Tyson accounted for approximately 24% of the broilers grown in the United States. In 1999, Tyson was the only customer that represented greater than 10% of total revenues.

CONCENTRATION OF CREDIT RISK

The Company's principal financial instrument, subject to potential concentration of credit risk, is accounts receivable which are unsecured. As of December 31, 1999, Tyson Foods, Inc. accounted for approximately 13% of consolidated accounts receivable, and substantially all of the Company's accounts receivable are due from companies in the poultry industry.

SOURCES OF SUPPLY

The Company has developed a strategic relationship with one contract manufacturer to fabricate its Inovoject(R) systems. While other machine fabricators exist and have constructed limited numbers of Inovoject(R) systems, a change in fabricators could cause a delay in manufacturing and a possible delay in the timing of future Inovoject(R) installations and revenues from those installations.

The Company has granted Merial Select, Inc. ("Select") (a Merck Rhone-Poulenc company) exclusive rights to manufacture IBD vaccines containing Embrex's proprietary VNF(R) product for Embrex to market in North America, Latin America and Asia under the trade name Bursaplex(R). In 1995, Embrex granted Cyanamid Websters ("Websters"), a unit of Ft. Dodge Animal Health, which is a division of American Home Products Corp. ("Ft. Dodge"), rights to manufacture and market bursal disease vaccines containing the Company's VNF(R) product to be marketed in Europe, the Middle East and Africa under the trade name Bursamune(R). Additionally, the Company has one contract supplier of its VNF(R) product. The manufacture of the bursal disease vaccines being produced by Select and Ft. Dodge and the Company's VNF(R) product generally must be performed in licensed facilities and/or under methods approved by regulatory agencies. Although there are other manufacturers who are capable of manufacturing bursal disease products and producing products such as VNF(R), a change of suppliers could adversely effect the Company's future operating results due to the time it would take a new supplier to obtain regulatory approval of its production process and/or manufacturing facilities. The Company seeks to minimize this exposure through multi-year supply agreements and the maintenance of adequate inventories.

COMPREHENSIVE INCOME

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income (SFAS 130). This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $5.7 million, $3.2 million and $1.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. Embrex's total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the years presented.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities". This pronouncement was originally effective for annual periods beginning after June 15, 1999. The FASB amended SFAS 133 to defer the effective date of adoption until all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", was issued in June 1999. SFAS 133 requires all derivatives to be recorded on the balance sheet and establishes accounting rules for hedging activities. The effect of the hedge accounting rules is to offset changes in value or cash flows of both the hedge and hedged item in earnings in the same period. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported in earnings in the period of the change. Based on the fact that the Company does not currently use derivatives, adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

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

3.         LEASES

At December 31, 1999 and 1998, the Company had assets totaling $944,000 and $3.3 million, respectively, financed by capital lease agreements which expire through December 2001. Accumulated depreciation and amortization includes $784,000 and $2.3 million of amortization related to these assets at December 31, 1999 and 1998, respectively. Amortization of assets financed by capital leases is included with depreciation expense.

The Company leases its facilities under a number of operating leases extending through November 2007. The Company has the option to cancel one of its operating lease agreements with the payment of a $180,000 penalty. Total rent expense was $483,000, $456,000 and $312,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

At December 31, 1999, the Company's minimum future commitments under capital and operating leases were as follows:

                                                Operating             Capital
                                                  Leases              Leases
                                                  ------              ------

2000...................................         $765,000             $616,000
2001...................................          834,000               11,000
2002...................................          682,000               11,000
2003...................................          628,000                    0
2004...................................          648,000                    0
Beyond.................................          896,000                    0
                                                 -------                    -

Total..................................       $4,453,000             $638,000
                                              ==========             ========

Less amounts representing interest.....                               (50,000)
                                                                     --------

Present value of future minimum lease payments                       $588,000
                                                                     ========

4.         DEBT

During 1997, $425,000 of outstanding debentures along with $66,000 of accrued interest were converted into 98,267 shares of Common Stock net of unamortized debt issuance costs totaling $1,000. In addition, 419 shares of Embrex Common Stock were issued pursuant to the non-cash exercise of warrants related to the initial sale of such debentures.

In April 1999, the Company obtained a $6.0 million secured revolving line of credit facility from its bank, Branch Banking and Trust Company. This facility may be used for working capital purposes, has a term of 18 months and matures on October 2, 2000. The entire unpaid balance of the line of credit then-outstanding plus accrued interest is due in full at maturity. Borrowings drawn down under this facility bear interest at a rate over LIBOR and are collateralized by a security interest in the Company's inventory and accounts receivable. At December 31, 1999, the unused amount of this line of credit facility amounted to $5.6 million.

A $10,000 note from the State of North Carolina with an interest rate of 8.75% was repaid along with accrued interest in 1999.

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

At December 31, 1999, the Company had reserved a total of 2,048,114 shares of its Common Stock for future issuance as follows:

For exercise of warrants to purchase Common Stock...................    122,000
For exercise of Common Stock options and Bonus Stock................  1,914,475
For possible future issuance to employees and others
under employee stock purchase plans.................................     11,639
                                                                      ---------
Total reserved......................................................  2,048,114
                                                                      =========

At December 31, 1999, the Company had issued and outstanding warrants to purchase Common Stock as follows:

                                                                                          Date through Which
                   Exercise Price                       Shares Reserved for                   Warrants are
                      Per Share                         Exercise of Warrants                  Exercisable
                      ---------                         --------------------                  -----------
$9.50.................................................             30,000                         12/31/00
$9.50.................................................             15,000                           6/9/01
$6.00.................................................             47,000                          4/30/00
$7.28.................................................             30,000                         10/30/01
                                                                   ------

                                                                  122,000
                                                                  =======

In October 1998, the Company announced that the Board of Directors authorized a share repurchase program to purchase up to 10% of outstanding shares of Common Stock, or up to approximately 830,000 shares over 18 months, in open market or privately negotiated transactions. As of December 31, 1999, the Company had purchased 499,600 shares for $4.0 million at an average price of $7.9844.

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

Most U.S. employees and certain employees outside the United States are eligible to receive a grant of stock options periodically with the number of shares generally determined by the employee's salary grade and performance level. In addition, certain management and professional level employees may receive a stock option grant upon hire. Non-employee directors of the Company receive annual grants of stock options in amounts specified in the applicable plan.

Stock option information with respect to all of the Company's stock option plans follows:

                                                                   Number               Option Price          Expiration
                                                                   of Shares           Range per Share           Date
                                                                   ---------           ---------------           ----

Balance at December 31, 1996, outstanding
options...................................................            866,414          $2.00 to $8.375        1998-2006
      Granted.............................................            279,525         $6.063 to $7.125             2007
      Exercised...........................................            (53,773)          $2.00 to $7.00
      Canceled............................................            (53,468)         $6.125 to $7.00
                                                                      --------

Balance at December 31, 1997, outstanding
options...................................................          1,038,698           $2.00 to $8.75        1998-2007
      Granted.............................................            307,495          $5.00 to $6.375
      Exercised...........................................             (3,900)                   $2.00
      Canceled............................................            (47,754)         $5.375 to $7.00
                                                                      --------

Balance at December 31, 1998, outstanding
options...................................................          1,294,539           $2.00 to $8.75         1999-2008
      Granted.............................................            340,416         $4.625 to $6.125
      Exercised...........................................           (159,513)          $2.00 to $7.00
      Canceled............................................            (75,412)        $5.125 to $7.125

Balance at December 31, 1999, outstanding
options...................................................          1,400,030           $2.00 to $8.75         1998-2008

The Company's 1998 Amendment to its 1993 Incentive Stock Option Plan increased the authorized grant of options to company personnel from 1.2 million shares of common stock up to 1.9 million shares. All options granted have ten year terms and a four-year vesting schedule.

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


                                      1999          1998           1997
                                      ----          ----           ----

Risk free interest rate.........     4.76%           4.92%        6.13%
Dividends.......................        --           --              --
Volatility factor...............     0.500          0.305         0.358

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


For the year ended December 31

                                                1999        1998        1997
                                                ----        ----        ----

Pro forma net income (in thousands)..........  $5,017      $2,212      $1,272
Pro forma basic income per share.............   $0.62       $0.27      $0.16

At December 31, 1999, 1998 and 1997, exercisable options for 857,962, 791,468 and 612,628 shares, respectively were outstanding.

The weighted average remaining contractual life of those options is 6.65 years. The weighted average exercisable price of outstanding options at December 31, 1999 is $5.89.

7.         EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (the "Purchase Plan") to provide its employees with an additional opportunity to share in the ownership of the Company. Under terms of the Purchase Plan, all regular full-time employees of the Company may make voluntary payroll contributions thereby enabling them to purchase Common Stock. Contributions are limited to 20% of an employee's compensation. Up to 100,000 shares of Common Stock may be issued under the Purchase Plan. The purchase price of the stock is the lesser of 85% of the Fair Market Value on the first business day of the Purchase Period or 85% of the Fair Market Value on the date of exercise which can be at any time during the Plan year.

Under the Purchase Plan, during 1999, 1998 and 1997, 21,074, 20,594 and 9,764 shares of Common Stock, respectively, were purchased. To date, 88,361 shares of Common Stock have been purchased.

8.         401(K) RETIREMENT SAVINGS PLAN

The Company has a 401(k) plan which is available to all employees upon employment who are at least 18 years of age. Employer contributions are voluntary at the discretion of the Company.

Company contributions amounted to $74,542, $62,988 and $44,080 for the years ended December 31, 1999, 1998 and 1997, respectively.

9.         INCOME TAXES

The components of income tax expense for the year ended December 31 are as follows:

                                         1999          1998        1997
                                         ----          ----        ----

Current:
Federal..........................      $348,000       $197,000    $ 59,000
State............................       169,000         34,000      84,000
Foreign..........................       324,000        145,000     279,000
                                        -------        -------     -------

                                       $841,000       $376,000    $422,000
                                       ========       ========    ========


The Company's consolidated effective tax rate differed from the statutory rate as set forth below for the year ended December 31:

                                                     1999          1998           1997
                                                     ----          ----           ----

Federal taxes at statutory rate ............   $ 2,178,000    $ 1,101,000    $   742,000
State and local income taxes, net of Federal
  benefit ..................................       321,000        162,000         84,000
Non-deductible expenses ....................       488,000         75,000         24,000
Foreign losses for which no benefit has been
  recognized ...............................       (67,000)       230,000        346,000
Change in valuation allowance ..............    (2,403,000)    (1,337,000)    (1,112,000)
Alternative minimum and foreign withholding
  taxes ....................................       324,000        145,000        338,000
                                               -----------    -----------    -----------

                                               $   841,000    $   376,000    $   422,000
                                               ===========    ===========    ===========

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has no deferred tax liabilities. Significant components of the Company's deferred tax assets are as follows:

                                                                   At December 31,
                                                                   ---------------

                                                                1999             1998
                                                                ----             ----

Deferred tax assets:
      Book over tax depreciation and amortization ......   $     88,000    $    278,000
      Net operating loss carryforwards .................      7,450,000       9,710,000
      Research and experimental tax credit carryforwards      2,487,000       2,228,000
      Charitable contributions carryforward ............         27,000          22,000
      Accrued liabilities and reserves .................        245,000         457,000
      Alternative Minimum Tax credit carryforward ......        200,000         205,000
                                                           ------------    ------------

            Total deferred tax assets ..................   $ 10,497,000    $ 12,900,000
Valuation allowance for deferred tax assets ............   ($10,497,000)   ($12,900,000)
                                                           ------------    ------------

         Net deferred tax assets .......................   $          0    $          0
                                                           ============    ============

During 1999 and 1998, the valuation allowance decreased by ($2,403,000) and ($1,337,000), respectively.

At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19.6 million which are available to offset future taxable income. These net operating loss carryforwards expire during the years 2000 through 2006. Any loss carryforward amounts exceeding the limitation can be carried forward to future years within the carryforward period.

In addition, the Company has Research and Experimental Tax Credit carryforwards totaling approximately $2.5 million which are available to offset future federal income taxes. These credits expire during the years 2000 through 2014.


10.  COMMITMENTS AND CONTINGENCIES

As of December 31, 1999, the Company had outstanding purchase commitments of approximately $3.4 million related to the production of the Company's Bursaplex(R) product, VNF(R) for the manufacture of Bursaplex(R) and Bursamune(R), and materials and supplies for the construction and maintenance of Inovoject(R) egg injection systems.

The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of those actions, in the opinion of management after discussion with legal counsel, it is unlikely that the outcome of such litigation and other proceedings will have a material adverse effect on the results of the Company's operations or its financial position.

11.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                                1999     1998     1997
                                                               ------   ------   ------

Numerator:
Net Income Available To Common Stockholders ................   $5,744   $2,861   $1,760
     Effect of dilutive securities:
          Regulation S Debentures ..........................        0        0        9
                                                               ------   ------   ------
          Numerator for diluted earnings per share-income
             available to common stockholders after assumed

             conversions ...................................   $5,744   $2,861   $1,769
                                                               ======   ======   ======
Denominator:
Denominator for basic net income per share--weighted-average
shares .....................................................    8,151    8,255    8,184

     Effect of Dilutive Securities:
          Employee Stock Options ...........................      336       84      143
          Warrants .........................................        1        0        8
          Convertible Debentures ...........................        0        0        4

             Dilutive Potential Shares .....................      337       84      155

          Denominator for diluted net income per
             share--adjusted weighted-average shares and
             assumed conversions ...........................    8,488    8,339    8,339
                                                               ======   ======   ======

Basic net income per share .................................   $ 0.70   $ 0.35    $0.21
                                                               ======   ======   ======

Diluted net income per share ...............................   $ 0.68   $ 0.34    $0.21
                                                               ======   ======   ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the executive officers and directors is incorporated by reference from the Company's Proxy Statement (under the headings "Management" and "Proposal 1: Election of Directors," respectively), with respect to the Annual Meeting of Shareholders to be held on May 18, 2000, to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company's Proxy Statement (under the heading "Executive Compensation"), with respect to the Annual Meeting of Shareholders to be held on May 18, 2000, to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference from the Company's Proxy Statement (under the heading "Share Ownership of Management and Certain Beneficial Owners"), with respect to the Annual Meeting of Shareholders to be held on May 18, 2000, to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1). The financial statements listed below are included in Item 8 of this report.

Report of Independent Auditors

Financial Statements

       Consolidated Balance Sheets at December 31, 1999 and 1998

       Consolidated Statements of Operations for each of the three years ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Cash Flows for each of the three years ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 1999, 1998 and 1997

       Notes to Consolidated Financial Statements

      The financial statements of the Company's Employee Stock Purchase Plan listed below are filed herewith, pursuant to Form 10-K, General Instruction F.

       Report of Independent Auditors

       Financial Statements

       Statements of Net Assets Available for Plan Benefits at December 31, 1999 and 1998

       Statements of Changes in Net Assets Available for Plan Benefits for the three years ended December 31, 1999, 1998 and 1997

       Notes to Financial Statements


(a)(2) Financial Statement Schedule

       Schedule II - Valuation and Qualifying Accounts

(a)(3). The exhibits listed below are filed as part of this report. Executive compensation plans and arrangements are listed in Exhibits 10.15 through 10.43.

Exhibits                Description

3.1(1)                  Restated Articles of Incorporation

3.2(2) Articles of Amendment to Restated Articles of Incorporation, effective March 21, 1996

3.3(3) Articles of Amendment to Restated Articles of Incorporation, effective May 28, 1996

3.4                     Amended and Restated Bylaws, effective April 16, 1999

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

10.7(4) Fifth Amendment of Lease dated December 13, 1996 between the Company and Glaxo Wellcome Inc. (as successor in interest to Glaxo Inc.)

10.8(8) Lease for Royal Center II dated October 13, 1997 between the Company and Petula Associates, Ltd.

10.9 Sublease Agreement dated October 1, 1999, between Embrex, as subtenant, and Wandel & Goltermann Technologies, Inc., as sublandlord

10.10 First Amendment to Sublease Agreement dated February 29, 2000, among Wandel & Goltermann Technologies, Inc., Embrex and W & G Associates

10.11(7) Facility Agreement dated March 1, 1991, between Embrex and Mississippi Agriculture and

                        Forestry Experiment Station, Mississippi State
                        University

10.12(7) Unrestricted Grant Agreement dated April 1, 1988, between Embrex and North Carolina State University, as amended by Amendment dated September 15, 1989 and Amendment dated April 22, 1991

10.13(7) Unrestricted Grant Agreement dated November 1, 1986, between Embrex and North Carolina State University, as amended by Amendment dated May 3, 1989, Amendment dated September 15, 1989, and Amendment dated April 22, 1991

10.14(7) Basic Research Agreement dated October 24, 1989, between Embrex and University of Arkansas, as amended on October 23, 1990, February 1, 1991 and July 22, 1991

10.15(7) 1988 Incentive Stock Option Plan and form of Incentive Stock Option Agreement

10.16(7) 1989 Nonstatutory Stock Option Plan and form of Nonstatutory Stock Option Agreement

10.17(7) 1991 Nonstatutory Stock Option Plan and form of Nonstatutory Stock Option Agreement

10.18(9) Incentive Stock Option and Nonstatutory Stock Option Plan and forms of Stock Option Agreements - June 1993

10.19(3) Amendment dated May 16, 1996 to Incentive Stock Option and Nonstatutory Stock Option Plan - June 1993

10.20(10)               Amended and Restated Incentive Stock Option and
                        Nonstatutory Stock Option Plan - May 1998

10.21(14)               Amended and Restated Incentive Stock Option and
                        Nonstatutory Stock Option Plan - January 1999 and form of Stock Option Agreement

10.22(4)                Amended and Restated Employee Stock Purchase Plan

10.23(7) Employment Agreement dated November 15, 1989, between Embrex and Randall L. Marcuson

10.24(4) Amendment to Employment Agreement dated May 21, 1996 between Embrex and Randall L. Marcuson

10.25(4) Change In Control Severance Agreement dated May 21, 1996 between Embrex and Randall L. Marcuson

10.26(13)               Amendment to Change in Control Severance Agreement dated
                        October 1, 1998 between Embrex and Randall L. Marcuson

10.27(7) Employment Agreement dated October 16, 1989, between Embrex and Catherine A. Ricks

10.28(4) Change In Control Severance Agreement dated May 21, 1996 between Embrex and Catherine A. Ricks

10.29(13)               Amendment to Change in Control Severance Agreement dated
                        October 1, 1998 between Embrex and Catherine A. Ricks

10.30(2) General Provisions to Employment Agreement between Embrex and Brian V. Cosgriff dated August 18, 1995

10.31(4) Change In Control Severance Agreement dated May 21, 1996 between Embrex and Brian V. Cosgriff

10.32(13)               Amendment to Change in Control Severance Agreement dated
                        October 1, 1998 between Embrex and Brian V. Cosgriff

10.33(2) Terms and Conditions of Employment between Embrex Europe Limited and David M. Baines dated May 12, 1994

10.34(4) Change In Control Severance Agreement dated June 9, 1996 between Embrex and David M. Baines

10.35(13)               Amendment to Change in Control Severance Agreement dated
                        October 1, 1998 between Embrex and David M. Baines

10.36(4) Letter Agreement and General Provisions to Employment Agreement dated August 20, 1996 between Embrex and Don
                        T. Seaquist and Amendment to Employment Agreement dated September 9, 1996 between Embrex and Don T. Seaquist

10.37(4) Change In Control Severance Agreement dated September 9, 1996 between Embrex and Don T. Seaquist

10.38(13)               Amendment to Change in Control Severance Agreement dated
                        October 1, 1998 between Embrex and Don T. Seaquist

10.39(13)               Letter Agreement and General Provisions to Employment
                        Agreement dated May 31, 1991 between Embrex and V. Hayes
                        Fenstermacher and Amendment to Employment Agreement dated July 18, 1996 between Embrex and V. Hayes
                        Fenstermacher

10.40(13)               Change In Control Severance Agreement dated October 16,
                        1996 between Embrex and V. Hayes Fenstermacher

10.41(13)               Amendment to Change in Control Severance Agreement dated
                        October 1, 1998 between Embrex and V. Hayes
                        Fenstermacher

10.42(13)               Letter Agreement and General Provisions to Employment
                        Agreement dated February 3, 1999 between Embrex and
                        Brian C. Hrudka

10.43(13)               Change In Control Severance Agreement dated March 24,
                        1999 between Embrex and Brian C. Hrudka

10.44(7) Shareholders' Agreement dated August 14, 1991 by and among Embrex, Advent Euroventures Limited Partnership, and Plant Resource Venture Fund II Limited Partnership

10.45(14)               Agreement among Embrex, Micro Cap Partners, L.P., Palo
                        Alto Investors, Inc., Walter Smiley and William L.
                        Edwards dated as of April 18, 1999

10.46(14)               Indemnification Agreement among Embrex, Randall L.
                        Marcuson, Charles E. Austin, C. Daniel Blackshear,
                        Lester M. Crawford, Peter J. Holzer, Kenneth N. May, and
                        Arthur M. Pappas dated as of April 1, 1999

10.47(16)               Letter Agreement among Embrex, Micro Cap Partners, L.P.,
                        Palo Alto Investors, Inc., and William L. Edwards dated as of February 11, 2000

10.48(8) Inovoject(R) Egg Injection System Lease, Limited License, Supply and Service Agreement dated September 1, 1994 between Embrex and Tyson Foods, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.49(8) Amendment dated March 26, 1997 to the Inovoject(R) Egg Injection System Lease, Limited License, Supply and Service Agreement dated September 1, 1994 between Embrex and Tyson Foods, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.50(11)               Master Lease Agreement dated December 3, 1993 between
                        Embrex and Capital Associates International, Inc. with a form of equipment schedule and collateral assignment of lease attached

10.51(11)               Master Lease Agreement dated January 28, 1994 between
                        Embrex and Aberlyn Capital Management Limited
                        Partnership with a form of lease schedule and collateral assignment of lease attached

10.52(11)               Agreement to Issue Warrant dated January 28, 1994
                        between Embrex and Aberlyn Capital Management Limited
                        Partnership

10.53(11)               Common Stock Purchase Warrant issued to Aberlyn Capital
                        Management Limited Partnership


10.54(11)               Agreement to Issue Warrant dated January 28, 1994
                        between Embrex and Aberlyn Holding Company, Inc.

10.55(11)               Common Stock Purchase Warrant issued to Aberlyn Holding
                        Company, Inc.

10.56(12)               Master Equipment Lease Agreement dated as of December 7,
                        1994between Financing for Science International, Inc.
                        and Embrex with a Consent to Assignment of Equipment
                        Lease Agreement, Security Agreement and Rental Schedule attached

10.57(12)               License Agreement dated as of December 7, 1994 between
                        Financing for Science International, Inc. and Embrex with Sublicense Agreement attached

10.58(12)               Common Stock Purchase Warrant dated January 17, 1995
                        issued to Financing for Science International, Inc.

10.59(12)               Agreement for Sale of Equipment and Rights Under User
                        Agreement dated as of December 7, 1994 between Financing for Science International, Inc. and Embrex

10.60(2) Limited License and Supply Agreement dated as of July 20, 1995 between Embrex and Webster

10.61(4) Amendments dated August 1, 1996 and November 11, 1996 to Limited License and Supply Agreement dated as of July 20, 1995 between Embrex and Webster

10.62(2) Agreement dated as of January 22, 1996 between Embrex and Select

10.63(2)                Letter Agreement dated as of January 22, 1996 between
                        Select and Embrex

10.64(2) License dated as of January 22, 1996 granted by Select to Embrex

10.65(2) Commitment letter accepted June 14, 1995 between Embrex and Financing for Science International, Inc. for $2.0 million capital lease financing facility

10.66(2) Stock Purchase Warrant dated June 9, 1995 issued to Financing for Science International, Inc.

10.67(2) Financing Agreement (Number 10783) dated as of October 30, 1995 between Lease Management Services, Inc. and Embrex, and Addendum thereto dated October 30, 1995 attached

10.68(2) License Agreement dated October 30, 1995 between Embrex and Lease Management Services, Inc.

10.69(2) Sublicense Agreement dated as of October 30, 1995 between Embrex and Lease Management Services, Inc.

10.70(2) Movable Hypothec on Equipment and Contracts dated as of October 30, 1995 between Embrex and Lease Management Services, Inc.

10.71(2) Warrant to Purchase 30,000 Shares of Common Stock dated October 30, 1995 issued to Lease Management Services, Inc.

10.72(2) Intercreditor Agreement dated as of October 31, 1995 among Financing for Science International, Inc., Lease Management Services, Inc., and Embrex

10.73(15)               Loan Agreement between Embrex and Branch Banking and
                        Trust Company dated as of April 7, 1999

21                      Subsidiaries

23 Consent of Ernst & Young LLP to the inclusion of their report dated February 15, 2000 with respect to the consolidated financial statements and schedule of the Company in this Form 10-K and the incorporation by reference of such report into the Registration Statements on Form S-3 (Registration Nos. 333-18231 and 333-31811), as filed with the Securities and Exchange Commission on December 19, 1996 and July 22, 1997, respectively, and into the Registration Statements under the Securities Act of 1933 on Form S-8 (Registration Nos. 33-51582, 33-63318, 333-04109, and 333-56279), as
                        filed with the Securities and Exchange Commission on September 1, 1992, May 25, 1993, May 20, 1996, and June
                        8, 1998, respectively, and to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 33-63318) pertaining to the Employee Stock Purchase Plan of their report dated March 20, 2000 with respect to the financial statements of the Embrex, Inc. Employee Stock Purchase Plan included in this Form 10-K

24 Powers of Attorney (included in the signature page for this report)

27 Financial Data Schedule to the Company's Form 10-K for the year ended December 31, 1999

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

(9) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1992 and incorporated herein by reference

(10) Exhibit to the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission (Registration No. 333-56279) effective June 8, 1998 and incorporated herein by reference

(11) Exhibit to the Company's Form 10-KSB, as amended, as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1993 and incorporated herein by reference

(12) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1994 and incorporated herein by reference

(13) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1998 and incorporated herein by reference

(14) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended March 31, 1999 and incorporated herein by reference

(15) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended June 30, 1999 and incorporated herein by reference

(16) Exhibit to the Company's Form 8-K as filed with the Securities and Exchange Commission on February 22, 2000.

(b). No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999. The Company filed a report of Form 8-K on February 22, 2000.

                        SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              EMBREX, INC.

                                              /s/ Randall L. Marcuson
                                              By:________________________
Date :       March 24, 2000                       Randall L. Marcuson
                                                  President and Chief Executive
Officer

We, the undersigned directors and officers of Embrex, Inc. (the "Company"), do hereby constitute and appoint Randall L. Marcuson and Don T. Seaquist or either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution, to execute and deliver an Annual Report on Form 10-K pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Act"), with respect to the year ended December 31, 1999, to be filed with the Securities and Exchange Commission, and to do any and all acts and things and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or either of them, may deem necessary or advisable to enable the Company to comply with the Act and any rules, regulations, and requirements of the Securities and Exchange Commission in connection with such Report, including without limitation the power and authority to execute and deliver for us or any of us in our names and in the capacities indicated below any and all amendments to such Report; and we do hereby ratify and confirm all that the said attorneys-in-fact and agents, or either of them, shall do or cause to be done by virtue of this power of attorney.

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

Signature                                                    Title                                       Date
---------                                                    -----                                       ----

/s/ Randall L. Marcuson                              President, Chief Executive Officer                  March 24, 2000
--------------------------------                     and Director
Randall L. Marcuson

/s/ Don T. Seaquist                                  Vice President, Finance and                         March 24, 2000
---------------------                                Administration (Principal Financial
Don T. Seaquist                                      and Accounting Officer)

/s/ Charles E. Austin                                Director                                            March 24, 2000
--------------------------------
Charles E. Austin

/s/ C. Daniel Blackshear                             Director                                            March 24, 2000
--------------------------------
C. Daniel Blackshear

/s/ Lester M. Crawford                               Director                                            March 24, 2000
--------------------------------
Lester M. Crawford, D.V.M. Ph.D.

/s/ Peter J. Holzer                                  Director                                            March 24, 2000
--------------------------------
Peter J. Holzer

/s/ Kenneth N. May                                   Director                                            March 24, 2000
--------------------------------
Kenneth N. May, Ph.D.

/s/ Arthur M. Pappas                                 Director                                            March 24, 2000
--------------------------------
Arthur M. Pappas

/s/ Walter V. Smiley                                 Director                                            March 24, 2000
--------------------------------
Walter V. Smiley

                         Report of Independent Auditors

The Board of Directors
Embrex, Inc.

We have audited the accompanying statements of net assets available for plan benefits of Embrex, Inc. Employee Stock Purchase Plan as of December 31, 1999 and 1998, and the related statements of changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of Embrex, Inc. Employee Stock Purchase Plan at December 31, 1999 and 1998, and the changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP

Raleigh, North Carolina
March 20, 2000

              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                    EMBREX, INC. EMPLOYEE STOCK PURCHASE PLAN

                                                           At December 31,

                                                       1999               1998
                                                       ----               ----

Receivable from Company.............................   $74,719          $46,243
                                                       -------          -------

Net assets available for Plan benefits..............   $74,719          $46,243
                                                       =======          =======

See accompanying notes.


         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                    EMBREX, INC. EMPLOYEE STOCK PURCHASE PLAN

                                                     Years Ended December 31,
                                                    1999       1998       1997

Employee contributions ......................   $136,073   $137,454    $87,189

Deductions:

                    Purchases of Common Stock     95,535     99,354     46,355

                    Withdrawals .............     12,062     30,523     28,245
                                                --------   --------    -------
                                                 107,597    129,877     74,600
                                                --------   --------    -------
Net (decrease) increase .....................     28,476      7,577     12,589

Net assets available for Plan benefits at
                    beginning of period .....     46,243     38,666     26,077
                                                --------   --------    -------
Net assets available for Plan benefits at
                    end of period ...........   $ 74,719   $ 46,243   $ 38,666
                                                ========   ========    =======

Shares of Common Stock purchased
           during year ......................   $ 21,074     20,594      8,209
                                                ========   ========    =======

                    EMBREX, INC. EMPLOYEE STOCK PURCHASE PLAN
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999


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

The purpose of this Plan is to provide the Company's employees with an additional opportunity to share in the ownership of the Company. Under terms of the Plan, all regular full-time employees of the Company may make voluntary payroll contributions thereby enabling them to purchase Common Stock at a price to be determined by the Compensation Committee of the Board, but not less than 85% of the lower of the fair market values as of the first business day of the twelve-month offering period or the date of exercise which can be at any time during the offering period.

Contributions are limited to 20% of an employee's compensation, and the aggregate number of shares of Common Stock which may be purchased in total by all Plan participants may not exceed 100,000 shares.

Contributions to the Plan are maintained in a non-interest bearing account until such time as the participant exercises the option to purchase shares of Common Stock from his or her available contributions, or withdraws from the account. All amounts representing net Plan assets are considered general assets of the Company and may be subject to the claims of creditors.

In addition to contributions, plan activity consists of voluntary purchases of shares of Common Stock and withdrawals from participation in the Plan. Participants may purchase whole shares of Common Stock during a Purchase Period (generally a twelve-month period ending each June 30th). A participant may withdraw from the Plan and cease making contributions at any time.

The Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") and is not qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended which relates to qualification of certain pension, profit-sharing and stock bonus plans.

All costs to administer the Plan are paid by the Company.

FINANCIAL STATEMENT SCHEDULE

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   EMBREX, INC. AND CONSOLIDATED SUBSIDIARIES

                                                                     ADDITIONS
                                                                 (1)         (2)
                                                              CHARGED TO  CHARGED TO
                                             BALANCE AT       COSTS AND     OTHER                            BALANCE AT
                                            BEGINNING OF       EXPENSES   ACCOUNTS--      DEDUCTIONS--            END OF
                                               PERIOD          --------    DESCRIBE        DESCRIBE            PERIOD
                                               ------                      --------        --------            ------
              DESCRIPTION
YEAR ENDED DECEMBER 31, 1999

Allowance for doubtful accounts            $  133,521        $  66,231(a)                $  (28,446)(a)     $ 171,306
Inventory valuation allowance                 585,049          110,000(a)                  (247,061)(a)       447,988
Amortization of intangible assets              74,364            9,543(a)                         0            83,907


YEAR ENDED DECEMBER 31, 1998

Allowance for doubtful accounts            $   48,665        $  94,227(a)                $   (9,371)(a)     $ 133,521
Inventory valuation allowance                 333,416          313,942(a)                   (62,309)(a)       585,049
Amortization of intangible assets              79,952           55,143(a)                   (60,731)(f)        74,364

YEAR ENDED DECEMBER 31, 1997

Allowance for doubtful accounts            $    6,590        $  42,075(a)                $        0         $  48,665
Inventory valuation allowance                 272,385          173,500(a)                  (112,469)(a)       333,416
Amortization of intangible assets              57,673           22,279(a)                         0            79,952

(a)  To adjust allowance for change in estimates.
(b)  Fully-amortized intangible assets written off.
(c)  Purchase accounting adjustments.
(d)  Sales of assets
(e)  Revaluation adjustments.
(f)  Not fully amortized - intangible asset write off