Form 10-Q
period 2000-03-31
EMBREX INC/NC
filed 2000-05-11
CIK 878725

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                          Commission File No. 000-19495



                                  Embrex, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      North Carolina                 56-1469825
             ------------------------------------------------------
             (State or other jurisdiction of       (IRS Employer
              incorporation or organization)     Identification No.)


                    1035 Swabia Court, Durham, NC         27703
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

The number of shares of Common Stock, $0.01 par value, outstanding as of April 30, 2000 was 7,866,711.

                                  EMBREX, INC.
                                      INDEX

Part I                                                                                             Page
                                                                                                   ----
        Financial Information:

            Item 1:  Financial Statements

                Consolidated Balance Sheets........................................................3 of 13

                Consolidated Statements of Operations..............................................4 of 13

                Consolidated Statements of Cash Flows..............................................5 of 13

                Notes to Consolidated Financial Statements.........................................6 of 13

            Item 2:

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations......................................7 of 13

            Item 3:

                Quantitative and Qualitative Disclosures
                About Market Risk.................................................................10 of 13

Part II

        Other Information:

        Item 1: Legal Proceedings.................................................................10 of 13

        Item 2: Changes in Securities.............................................................10 of 13

        Item 3: Defaults Upon Senior Securities...................................................10 of 13

        Item 4: Submission of Matters to a Vote of Security Holders...............................10 of 13

        Item 5: Other Information.................................................................11 of 13

        Item 6: Exhibits and Reports on Form 8-K..................................................11 of 13

        Signatures................................................................................12 of 13

        Exhibit Index.............................................................................13 of 13

PART I - FINANCIAL INFORMATION
   Item 1 - Financial Statements

                                  Embrex, Inc.
                                  ------------

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                  MARCH 31         DECEMBER 31
                                                                                   2000               1999
                                                                             ---------------     ---------------
                                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents...............................................  $       4,442       $       4,799
    Restricted cash........................................................             275                 275
Accounts receivable - trade.................................................          4,777               4,751
    Inventories:
        Materials and supplies...........................................             1,396               1,562
        Product  ...........................................................            805                 827
    Other current assets.................................................             1,394                 822
                                                                           -----------------       ------------
        TOTAL CURRENT ASSETS................................................         13,089              13,036

INOVOJECT(R) SYSTEMS UNDER CONSTRUCTION....................................           1,033                 978

INOVOJECT(R) SYSTEMS.........................................................        28,092              27,386
Less accumulated depreciation...............................................        (20,477)            (19,804)
                                                                               -------------         -----------
                                                                                      7,615               7,582

EQUIPMENT, FURNITURE AND FIXTURES ..........................................          7,627               7,195
    Less accumulated depreciation and amortization.........................          (3,137)             (2,906)
                                                                              --------------        ------------
                                                                                      4,490               4,289
OTHER ASSETS:
        Patents and exclusive licenses of patentable technology..............           132                 348
        Other long term assets................................................          293                   0
                                                                              --------------    ----------------
TOTAL ASSETS    ..............................................................    $  26,652          $   26,233
                                                                                 ===========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable........................................................   $        307        $        538
    Accrued expenses........................................................          2,890               2,738
    Deferred revenue.......................................................             382                 584
    Product warranty accrual...............................................             401                 394
Current portion of capital lease obligations..............................              263                 568
    Line of credit ........................................................           2,029                 356
                                                                             ---------------          ----------
        TOTAL CURRENT LIABILITIES..........................................           6,272               5,178

CAPITAL LEASE OBLIGATIONS, less current portion.........................                 20                  20
SHAREHOLDERS' EQUITY
    Common Stock,$.01 par value:
        Authorized - 30,000,000 shares
        Issued and outstanding - 7,903,990 net of 718,300 treasury shares and
        7,922,627 net of 499,600 treasury shares at March 31, 2000
            and December 31, 1999, respectively...........................               86                  84
    Additional paid-in capital..............................................         56,126              55,231
    Accumulated other comprehensive income................................                9                  37
    Accumulated deficit.....................................................        (28,485)            (30,328)
    Treasury stock.......................................................            (7,376)             (3,989)
                                                                            ----------------     ---------------
        TOTAL SHAREHOLDERS' EQUITY..........................................         20,360              21,035
                                                                                ------------         ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................   $    26,652          $   26,233
                                                                                ============         ==========


                                                      Embrex, Inc.
                                                      ------------


CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                        ------------------------
                                                                                        2000                1999
                                                                                        ----                ----
REVENUES
    INOVOJECT(R) SYSTEM revenue............................................       $    8,814          $    7,690
Product sales   ...........................................................              371                 246
Other revenue   ...........................................................              106                  80
                                                                                    ---------              -----
        TOTAL REVENUES...................................................              9,291               8,016
COST OF PRODUCT SALES AND INOVOJECT(R) SYSTEM REVENUES......................            3898               3,226
                                                                                    ---------              -----
          GROSS PROFIT....................................................             5,393               4,790

OPERATING EXPENSES
    General and administrative............................................             1,408               1,824
    Sales and marketing..................................................                441                 166
    Research and development...........................................                1,488               1,324
                                                                                  ----------               -----
        TOTAL OPERATING EXPENSES..........................................             3,337               3,314

OPERATING INCOME..........................................................             2,056               1,476
OTHER INCOME (EXPENSE)
    Interest income.....................................................                  60                  80
    Interest expense......................................................               (37)               (135)
                                                                                  ----------               -----
        TOTAL OTHER INCOME (EXPENSE)......................................                23                 (55)
                                                                                  ----------               -----
        INCOME BEFORE TAXES...............................................             2,079               1,421
INCOME TAXES    .........................................................                236                 284
                                                                                 -----------                 ---
        NET INCOME .......................................................       $     1,843           $   1,137
                                                                                 ===========          ==========

NET INCOME PER SHARE OF COMMON STOCK:
    Basic.................................................................       $      0.23         $      0.14
    Diluted..............................................................        $      0.21         $      0.14

NUMBER OF SHARES USED IN PER SHARE CALCULATION:
    Basic.................................................................             7,945               8,293
    Diluted...............................................................             8,733               8,368


                                  Embrex, Inc.
                                  ------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN THOUSANDS)
                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                           -----------------------
                                                                              2000          1999
                                                                           ---------     ---------

Operating Activities
    Net Income..........................................................      1,843    $ 1,137
    Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
        Depreciation and amortization ...................................     1,069        926
        Changes in operating assets and liabilities:
            Accounts receivable, inventories and other current assets ...      (410)       225
            Accounts payable and accrued expenses .......................      (273)      (215)
                                                                            -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...............................     2,229      2,073

Investing Activities
    Purchases of short-term investments .................................         0          0
    Purchases of Inovoject(R) systems, equipment, furniture and fixtures .   (1,356)    (1,333)
    Decrease in patents and other noncurrent assets .....................       (79)        (9)
                                                                            -------    -------
NET CASH USED IN INVESTING ACTIVITIES ...................................    (1,435)    (1,342)

Financing Activities
    Issuance of Common Stock ............................................       896        162
    Net proceeds from line of credit ....................................     1,672          0
    Payments on long-term debt ..........................................         0        (10)
    Payments on capital lease obligations ...............................      (305)    (1,182)
Repurchase of Common Stock ..............................................    (3,387)         0
                                                                            -------    -------
NET CASH USED IN FINANCING ACTIVITIES ...................................    (1,124)    (1,030)
                                                                            -------    -------

Decrease In Cash And Cash Equivalents ...................................      (330)      (299)
Currency Translation Adjustments ........................................       (27)      (147)
Cash and cash equivalents at beginning of period ........................     4,799      7,167
                                                                            -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................   $ 4,442    $ 6,721
                                                                            =======    =======

                                       5

                                  EMBREX, INC.
                                    FORM 10-Q
                                 March 31, 2000


NOTES TO CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex BioTech Trade (Shanghai) Co., Ltd. and Inovoject do Brasil Ltda. (collectively referred to as the Company) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

Note 2 - Net Income Per Share

Basic net income per share was determined by dividing net income available for common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all issued and unexercised stock options and warrants.

Note 3 - Comprehensive Income

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $1.8 million and $1.0 million for the three months ended March 31, 2000 and 1999, respectively. Embrex's total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999

Consolidated revenues for the first quarter totaled $9.3 million, representing an increase of 16% over 1999 first quarter revenues of $8.0 million.

Inovoject(R) system revenues amounted to $8.8 million for the 2000 first quarter, an increase of 15% over 1999 first quarter revenues of $7.7 million. Most of the 2000 and 1999 Inovoject(R) system revenues were generated from Inovoject(R) system lease fees. The growth in Inovoject(R) system revenues was primarily attributable to increased injection activities in North American hatcheries as well as additional Inovoject(R) systems and injection activity in Europe, Asia and Latin America.

Sales of Bursaplex(R), the Company's proprietary vaccine for the treatment of avian infectious bursal disease (IBD), was the principal source of $371,000 of product revenue in the 2000 first quarter and $246,000 in the 1999 first quarter. The Company's ability to generate revenue from product sales has been constrained by the previously announced delay associated with obtaining British regulatory approval for the sale of Bursamune(R) in the United Kingdom by Fort Dodge Animal Health ("Ft. Dodge"), a division of American Home Products Corp. (see below), lower levels of breeder and broiler flock vaccination rates, and fewer reported incidences of bursal disease in the United States. Product sales increased 51% during the first quarter of 2000 compared to product sales during the first quarter of 1999 primarily due to increased sales in Asia.

The first-quarter decrease in gross margin from 60% in 1999 to 58% in 2000 resulted from changing the classification of various international start-up operating expenses to cost of revenue. This change reflects the increased commercial installations of the Inovoject(R) system as well as sales of Bursaplex(R) IN OVO bursal disease vaccine in these markets. Operating income was not affected.

Total operating expenses amounted to $3.3 million for each of the first quarter of 2000 and the first quarter of 1999. General and administrative expenses were $0.4 million less during the first quarter of 2000 due to corporate activities relative to first quarter 1999 and the classification of international start-up expenses from general and administrative expenses to both sales and marketing expenses and cost of revenue. Sales and marketing expenses were $0.2 million more during the first quarter of 2000 than the same period in 1999 due to increased new business activity and the classification of international start-up expenses from general and administrative expenses to sales and marketing expenses. Research and development expenses were $0.2 million more during the first quarter 2000 than the first quarter 1999 due to activities primarily attributable to programs focused on Inovoject(R) system improvements and enhancements, and biological product development.

Net interest income amounted to $23,000 for the first quarter of 2000 compared to interest expense of $55,000 for the first quarter of 1999. The $78,000 change is attributable to the reduction of interest expense related to capital lease obligations.

Inovoject(R) system revenue growth and improved operating income resulted in a $706,000 increase in net income, tO $1.8 million in the first quarter of 2000 compared to $1.1 million during the comparable period in 1999. Diluted net income per common share was $0.21 for 2000 first quarter based on 8.7 million average shares outstanding, compared to diluted net income of $0.14 per share based on 8.4 million average shares outstanding in the first quarter 1999. The change in diluted average shares outstanding from 1999 to 2000 is due to the increase in the number of in-the-money stock options included in the diluted average shares calculation. This follows an appreciation in the price of the Company's Common Stock during the second half of 1999 and the first quarter of 2000, as well as Common Stock repurchases.

The Company estimates that as of March 31, 2000, it was vaccinating in excess of 80% of the broiler birds grown in the United States during the first three months of 2000. Given its market penetration, the Company expects only moderate Inovoject(R) system revenue growth in this market. Overall, management expects moderate growth throughout the balance of 2000 relative to levels achieved in 1999. This growth is expected to come primarily from existing Inovoject(R) system operations in the United States and Canada and new Inovoject(R) system operations in other countries, and secondarily from sales of the Company's Bursaplex(R) product to poultry producers. The Company currently has Inovoject(R) systems either installed or on trial in 29 countries, including the United States and Canada.

Bursaplex(R), a product which uses the Company's Viral Neutralizing Factor (VNF(R)) technology to form an antibody-vaccine virus complex when combined with an infectious bursal disease (IBD) virus, was granted approval from the United States Department of Agriculture (the "USDA") in 1997 for IN OVO (in-the-egg) use, specifically for administration via the Company's Inovoject(R) system. To date, regulatory approval for Bursaplex(R) has been received in nine countries besides the United States and regulatory approval is pending in 13 countries.

Bursamune(R), which also utilizes the Company's VNF(R) technology, is an IBD vaccine produced by Cyanamid Websters, A unit of Ft. Dodge, a division of American Home Products Corp., and which is being marketed by Ft. Dodge in certain European countries and, upon receipt of regulatory approvals, will be marketed in the rest of Europe, the Middle East and Africa under Ft. Dodge's trade name Bursamune(R). In June 1997, Ft. Dodge indicated that its U.K. application for IN OVO regulatory approval of Bursamune(R) had been provisionally refused. The Company has worked with Ft. Dodge, which is responsible for obtaining the necessary approvals for Bursamune(R) in both the U.K. and other European Community markets, to respond to the U.K. regulatory authority requests for data with respect to Bursamune(R). On April 13, 2000 the Company announced that Ft. Dodge had received marketing authorization from the Veterinary Products Committee in the United Kingdom for the IN OVO administration of Bursamune(R) to broiler chickens. To date, Bursamune(R) has received regulatory approval in South Africa, Spain and the United Kingdom and has received temporary authorization in France. Although Embrex has received regulatory approval for Bursaplex(R) and Bursamune(R) in some markets, there is no assurance that the remaining approvals will be obtained.

For the rest of 2000, the goals of management are to maintain revenue growth and profitability, to continue efforts to achieve worldwide placements of the Inovoject(R) system, to obtain regulatory approvals and initiate marketing of Bursaplex(R) in these markets, to continue development of proprietary IN OVO vaccines and to develop enhancements to the Inovoject(R) system. Growth in Inovoject(R) systems and product revenues during 2000 will be dependent on the rate at which markets outside the United States accept Inovoject(R) system technology, and the timing of regulatory approvals for Bursaplex(R) and Bursamune(R) as well as regulatory approval and market acceptance of other vaccines for IN OVO delivery. In addition, normal fluctuations in the market price of grain, domestic and international consumption levels of chicken, the number of eggs set by poultry producers and the supply of broiler chicken eggs, country-specific regulations and economic conditions, and export opportunities for the Company's U.S. customers may impact the timing and quantity of egg injections and the corresponding IN OVO delivery of vaccines.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At March 31, 2000, the Company's cash and cash equivalents amounted to $4.4 million, down $357,000 from $4.8 million on hand at year-end 1999.

Operating activities generated $2.2 million in cash during the first three months of 2000. Cash was provided by net income of $1.8 million and depreciation of $1.1 million, and was reduced by increases in accounts receivable, inventories and other current assets of $0.4 million and by reductions in accounts payable and accrued expenses of $0.3 million.

During the first quarter, investing activities used $1.4 million of cash, principally for additional Inovoject(R) systems.

Financing activities used $1.1 million, of which $3.7 million was used for Common Stock repurchases and repayment of capital lease obligations. This was offset by $0.9 million received from the issuance of Common Stock through stock option exercises and $1.7 million drawn down from the Company's line of credit facility.

As of March 31, 2000, the Company had outstanding purchase commitments of approximately $4.8 million related to the production of the Company's Bursaplex(R) product, VNF(R) for the manufacture of Bursaplex(R) and Bursamune(R) AND materials and supplies for the construction and maintenance of its Inovoject(R) systems.

In April 1999, the Company obtained a $6.0 million secured revolving line of credit from its bank. This line of credit may be used for working capital purposes and has a term of 18 months. At March 31, 2000 the unused amount of this line of credit facility amounted to $4.0 million.

During the first quarter of 2000 the Company acquired 230,500 shares of its Common Stock for $3.4 million at an average price of $14.69 per share. Since the share repurchase program began in the fourth quarter of 1998, the Company at March 31, 2000 had repurchased 718,300 shares of its Common Stock for $7.4 million at an average price of $10.27 per share. Management has been authorized by the Board of Directors to purchase up to 10 percent of outstanding shares, or up to approximately 830,000 shares over 18 months in open market or privately negotiated transactions.

Based on its current operations, management believes that available cash and cash equivalents, together with cash flow from operations and its bank line of credit, will be sufficient to meet its foreseeable cash requirements in support of its operations, including necessary capital investments, continued global expansion, funding new product development and repurchase of its common stock.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, including statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially. Risks include without limitation the Company's ability to penetrate new markets, the degree of market acceptance of new products, the outcome of the Company's patent litigation appeal, the complete commercial development of potential future products or the ability to obtain regulatory approval of products. Such approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, and potential changes in regulations. Additional information on these risks and other factors, which could affect the Company's financial results, is included in the Company's Form 10-K filed with the Securities and Exchange Commission (SEC) and other filings with the SEC, including the Company's Forms 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A portion of the Company's operations are in jurisdictions outside North America. The Company leases Inovoject(R) systems and sells products in Europe, Asia and Latin America. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. At March 31, 2000, the Company's operations outside North America were not material to the Company's consolidated results as a whole, and a significant change in currency exchange rates or economic conditions in the jurisdictions outside North America in which the Company operates would not have a material effect on the Company's consolidated financial results.


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings


        For a description of certain patent infringement proceedings initiated by the registrant and related legal proceedings, see the registrant's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 24, 2000.


Item 2. Changes in Securities

        Not applicable.


Item 3. Defaults Upon Senior Securities

        Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             27. Financial Data Schedule

        (b)  Reports on Form 8-K.

            On February 22, 2000, the registrant filed a Form 8-K reporting that on February 14, 2000, the registrant entered into a letter agreement among the registrant, Micro Cap Partners, L.P., Palo Alto Investors, Inc. and William L. Edwards, a copy of which was filed on such Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 12, 2000


                                     EMBREX, INC.


                                     By: /s/ Randall L. Marcuson
                                        ----------------------------------
                                     Randall L. Marcuson
                                     President and Chief Executive Officer



                                     By: /s/ Don T. Seaquist
                                        -----------------------------------
                                     Don T. Seaquist
                                     Vice President, Finance and Administration

                                  EMBREX, INC.
                               File No. 000-19495

                                    Form 10-Q
                            For the Quarterly Period
                              Ended March 31, 2000



                                  EXHIBIT INDEX



Exhibit
-------


27.      Financial Data Schedule