Form 10-Q
period 2000-06-30
EMBREX INC/NC
filed 2000-08-10
CIK 878725

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ................ to .................

                          Commission File No. 000-19495


                                  Embrex, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 North Carolina                       56-1469825
              -----------------------------------------------------
         (State or other jurisdiction of            (IRS Employer
          incorporation or organization)         Identification No.)


                       1040 Swabia Court, Durham, NC 27703
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Registrant's telephone no. including area code: (919) 941-5185

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---   ---

The number of shares of Common Stock, $0.01 par value, outstanding as of July 31, 2000 was 7,920,830.

                                  EMBREX, INC.
                                      INDEX


Part I                                                                                             Page
                                                                                                   ----
        Financial Information:

            Item 1:  Financial Statements
                Consolidated Balance Sheets........................................................3 of 15

                Consolidated Statements of Operations..............................................4 of 15

                Consolidated Statements of Cash Flows..............................................5 of 15

                Notes to Consolidated Financial Statements.........................................6 of 15

            Item 2:

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations......................................7 of 15

            Item 3:

                Quantitative and Qualitative Disclosures
                About Market Risk.................................................................11 of 15

Part II

        Other Information:

        Item 1: Legal Proceedings.................................................................11 of 15

        Item 2: Changes in Securities.............................................................11 of 15

        Item 3: Defaults Upon Senior Securities...................................................11 of 15

        Item 4: Submission of Matters to a Vote of Security Holders...............................12 of 15

        Item 5: Other Information.................................................................13 of 15

        Item 6: Exhibits and Reports on Form 8-K..................................................13 of 15

        Signatures................................................................................14 of 15

        Exhibit Index.............................................................................15 of 15


PART I - FINANCIAL INFORMATION
   Item 1 - Financial Statements

                                  Embrex, Inc.
                                  ------------

Consolidated Balance Sheets
(Dollars in thousands)

                                                                                  June 30           December 31
                                                                                    2000               1999
                                                                               ------------        -----------
                                                                                (unaudited)
ASSETS
Current Assets
    Cash and cash equivalents............................................       $     1,638          $    4,799
    Restricted cash......................................................               275                 275
    Accounts receivable - trade..........................................             5,021               4,751
    Inventories:
        Materials and supplies...........................................             1,471               1,562
        Product  ........................................................               674                 827
    Other current assets.................................................             1,646                 822
                                                                                ------------         ----------
        Total Current Assets.............................................            10,724              13,036

Inovoject(R) Systems Under Construction..................................             1,237                 978

Inovoject(R) Systems.....................................................            29,131              27,386
     Less accumulated depreciation........................................          (21,089)            (19,804)
                                                                                ------------         ----------
                                                                                      8,042               7,582

Equipment, Furniture and Fixtures .......................................             8,291               7,195
    Less accumulated depreciation and amortization.......................            (3,474)             (2,906)
                                                                                ------------         ----------
                                                                                      4,817               4,289
Other Assets:
        Patents and exclusive licenses of patentable technology..........               216                 348
        Other long term assets...........................................               161                   0
                                                                                ------------         ----------
Total Assets    .........................................................       $    25,198          $   26,233
                                                                                ============         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable.....................................................       $       624          $      538
    Accrued expenses.....................................................             3,308               2,738
    Deferred revenue.....................................................               198                 584
    Product warranty accrual.............................................               404                 394
    Current portion of capital lease obligations.........................               117                 568
    Line of credit ......................................................               209                 356
                                                                                ------------         ----------
        Total Current Liabilities........................................             4,860               5,178

Capital Lease Obligations, less current portion..........................                20                  20

Shareholders' Equity
    Common Stock,$.01 par value:
        Authorized - 30,000,000 shares
        Issued and outstanding - 7,885,835 net of 866,800 treasury shares and 7,922,627 net of 499,600 treasury shares at June 30, 2000
            and December 31, 1999, respectively..........................                86                  84
    Additional paid-in capital...........................................            56,642              55,231
    Accumulated other comprehensive income...............................                 0                  37
    Accumulated deficit..................................................           (26,878)            (30,328)
    Treasury stock.......................................................            (9,533)             (3,989)
                                                                                ------------         ----------
        Total Shareholders' Equity.......................................            20,318              21,035
                                                                                ------------         ----------
Total Liabilities and Shareholders' Equity...............................       $    25,198          $   26,233
                                                                                ============         ==========

                                  Embrex, Inc.
                                  ------------


Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

                                                                   Three Months Ended          Six Months Ended
                                                                        June 30                     June 30
                                                                 -----------------------------------------------
                                                                 2000            1999          2000         1999
                                                                 -----------------------------------------------

Revenues
    Inovoject(R) System revenue...............................  $ 8,912        $ 8,087       $17,726     $ 15,777
    Product sales.............................................      710            299         1,082          545
    Other revenue.............................................       52             25           158          105
                                                                 -------        -------      --------     --------
        Total Revenues........................................    9,674          8,411        18,965       16,427
Cost of Product Sales and Inovoject(R) System Revenues........    4,160          3,213         8,058        6,439
                                                                 -------        -------      --------     --------
        Gross Profit..........................................    5,514          5,198        10,907        9,988

Operating Expenses
    General and administrative................................    1,420          1,985         2,828        3,809
    Sales and marketing.......................................      412            156           853          322
    Research and development..................................    1,576          1,410         3,064        2,734
                                                                 -------        -------      --------     --------
        Total Operating Expenses..............................    3,408          3,551         6,745        6,865

Operating Income..............................................    2,106          1,647         4,162        3,123

Other Income (Expense)
    Interest income...........................................       46            101           108          181
    Interest expense..........................................      (16)           (71)          (55)        (206)
                                                                 -------        -------      --------     --------
        Total Other Income (Expense)..........................       30             30            53          (25)
                                                                 -------        -------      --------     --------

Income Before Taxes...........................................    2,137          1,677         4,215        3,098
Income Taxes..................................................     (220)          (347)         (455)        (631)
                                                                 -------        -------      --------     --------
        Net Income ...........................................  $ 1,917        $ 1,330       $ 3,760     $  2,467
                                                                 =======        =======      ========     ========

Net Income Per Share of Common Stock:
   Basic......................................................  $  0.24        $  0.16       $  0.48     $   0.30
   Diluted....................................................  $  0.22        $  0.16       $  0.43     $   0.29

Weighted Average Number of Shares Used in Per-Share Calculation:
   Basic......................................................    7,870          8,250         7,908        8,272
   Diluted....................................................    8,701          8,456         8,717        8,412

                                  Embrex, Inc.
                                  ------------


Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

                                                                                          Six Months Ended
                                                                                               June 30
                                                                                --------------------------------
                                                                                      2000                 1999
                                                                                ------------        ------------

Operating Activities
    Net Income     ............................................................   $   3,760            $   2,467
    Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
        Depreciation and amortization........................................         2,296                1,940
        Changes in operating assets and liabilities:
            Accounts receivable, inventories and other current assets.......           (850)                (182)
            Accounts payable and accrued expenses............................           307                  650
                                                                                ------------        ------------
Net Cash Provided By Operating Activities....................................         5,513                4,875

Investing Activities
    Purchases of Inovoject(R) systems, equipment, furniture and fixtures......       (3,538)              (2,703)
    Decrease in patents and other noncurrent assets........................             (34)                 (17)
                                                                                ------------        ------------
Net Cash Used in Investing Activities........................................        (3,572)              (2,720)

Financing Activities
    Issuance of Common Stock.................................................         1,413                  208
    Net proceeds from line of credit.........................................          (147)                   0
    Payments on long-term debt...............................................             5                  (10)
    Payments on capital lease obligations....................................          (483)              (1,664)
Repurchase of Common Stock....................................................       (5,544)                (522)
                                                                                ------------        ------------
Net Cash Used In Financing Activities........................................        (4,756)              (1,988)
                                                                                ------------        ------------

(Decrease)/increase in Cash and Cash Equivalents ............................        (2,815)                 167
Currency Translation Adjustments.............................................          (346)                (193)
Cash and cash equivalents at beginning of period.............................         4,799                7,167
                                                                                ------------        ------------
Cash And Cash Equivalents At End Of Period.....................................   $   1,638            $   7,141
                                                                                ============        ============

                                  EMBREX, INC.
                                    FORM 10-Q
                                  June 30, 2000


NOTES TO CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex BioTech Trade (Shanghai) Co., Ltd. and Inovoject do Brasil Ltda. (collectively referred to as the Company) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

Note 2 - Net Income Per Share

Basic net income per share was determined by dividing net income available for common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all issued and unexercised stock options and warrants.

Note 3 - Comprehensive Income

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $3.8 million and $2.5 million for the six-months ended June 30, 2000 and 1999, respectively. Embrex's total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
        of Operations.
        -------------

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2000 and 1999
-----------------------------------------

Consolidated revenues for the second quarter totaled $9.7 million, representing an increase of 15% over 1999 second quarter revenues of $8.4 million.

Inovoject(R) system revenues amounted to $8.9 million for the 2000 second quarter, an increase of 10% over 1999 second quarter revenues of $8.1 million. Most of the 2000 and 1999 Inovoject(R) system revenues were generated from Inovoject(R) system lease fees. The growth in Inovoject(R) system revenues was primarily attributable to increased injection activities in North American hatcheries as well as additional Inovoject(R) systems and injection activity in Europe, Asia and Latin America.

Sales of Bursaplex(R), the Company's proprietary vaccine for the treatment of avian infectious bursal disease (IBD), to its customers and VNF(R) for the manufacture of Bursamune(R) to Ft. Dodge, a division of American Home Products Corp., generated $710,000 of product revenue in the 2000 second quarter, whereas the $299,000 of product revenue in the second quarter of 1999 was primarily from sales of Bursaplex(R). Product sales increased 137% during the second quarter of 2000 compared to product sales during the second quarter of 1999 primarily due to VNF(R) sales to Ft. Dodge.

The second-quarter decrease in gross profit margin from 62% in 1999 to 57% in 2000 resulted from changing the classification of various international start-up operating expenses to cost of revenue. This change reflects the increased commercial installations of the Inovoject(R) system as well as sales of Bursaplex(R) in ovo bursal disease vaccine in these markets. Operating income was not affected.

Total operating expenses amounted to $3.4 million for the second quarter of 2000 versus $3.6 million for the second quarter of 1999. General and administrative expenses were $0.5 million less during the second quarter of 2000 due to expenditure levels for general corporate activities relative to second quarter of 1999 and the classification of international start-up expenses from general and administrative expenses to both sales and marketing expenses and cost of revenue. Sales and marketing expenses were $0.3 million more during the second quarter of 2000 than the same period in 1999 due to increased new business activity and the classification of international start-up expenses from general and administrative expenses to sales and marketing expenses. Research and development expenses were $0.2 million more during the second quarter of 2000 than the second quarter of 1999 due to activities primarily attributable to programs focused on Inovoject(R) system improvements and enhancements, and biological product development.

Net interest income was unchanged at $30,000 for both 2000 and 1999 second quarters. This was attributable to less interest income due to lower available cash balances as a result of capital expenditures and the repurchase of the Company's Common Stock and reduced interest expense due to the principal repayment of capital lease and debt obligations.

Inovoject(R) system revenue growth and improved operating income resulted in a $586,000 increase in net income, to $1.9 million in the second quarter of 2000 compared to $1.3 million during the comparable period in 1999. Diluted net income per common share was $0.22 for the 2000 second quarter based on 8.7 million average shares outstanding, compared to diluted net income of $0.16 per share based on 8.5 million average shares outstanding in the second quarter of 1999. The change in diluted average shares outstanding from 1999 to 2000 is due to the increase in the number of in-the-money stock options included in the diluted average shares calculation. This follows an appreciation in the price of the Company's Common Stock during the second half of 1999 and the first quarter of 2000, as well as Common Stock repurchases.

Six Months Ended June 30, 2000 and 1999
---------------------------------------

Consolidated revenues for the six months ended June 30, 2000 totaled $19.0 million, representing an increase of 15% over 1999 revenue of $16.4 million for the comparable period.

Inovoject(R) system revenues amounted to $17.7 million for the first six months of 2000, an increase of 12% over 1999 first half revenues of $15.8 million. Most of the 2000 and 1999 Inovoject(R) system revenues were generated from Inovoject(R) system lease fees. The growth in Inovoject(R) system revenues was primarily attributable to increased injection activities in North American hatcheries as well as additional Inovoject(R) systems operating in Europe, Asia and Latin America.

Sales of Bursaplex(R) to the Company's customers and VNF(R) to Ft. Dodge generated $1.1 million of product revenue during the first six months of 2000 while Bursaplex(R) sales were the principal source of $545,000 of product revenue generated during the first six months of 1999. Bursaplex(R) sales alone increased 34% as demand in the Asian and Latin American markets offset a decline in the North American market that was attributable to lower levels of breeder and broiler flock vaccination rates and fewer reported incidences of bursal disease in the United States.

Gross profit decreased from 61% of total revenues during the first six months of 1999, to 58% during the comparable 2000 period. This is due to the reclassification of general and administrative expenses to cost of revenue and to sales and marketing expenses beginning January of 2000.

Operating expenses decreased from $6.9 million during the first half of 1999, to $6.8 million during the first half of 2000. This decrease is primarily attributable to the previously mentioned expenses which are now being classified as cost of revenue.

Net interest expense amounted to $53,000 of income for the first six months of 2000 compared to $25,000 of expense for the first six months of 1999. The $79,000 change is attributable to the principal repayment of capital lease and debt obligations.

Revenue growth and operating margin improvements resulted in a $1.3 million increase in net income, to $3.8 million in the first half of 2000 compared to $2.5 million during the comparable period in 1999. Diluted net income per common share was $0.43 for the first six months of 2000 based on 8.7 million average shares outstanding, compared to diluted net income of $0.29 per share based on
8.4 million average shares outstanding during the first six months of 1999.


Bursaplex(R), a product which uses the Company's Viral Neutralizing Factor (VNF(R)) technology to form an antibody-vaccine virus complex when combined with an infectious bursal disease (IBD) virus, was granted approval from the United States Department of Agriculture (the "USDA") in 1997 for in ovo (in-the-egg) use, specifically for administration via the Company's Inovoject(R) system. To date, regulatory approval for Bursaplex(R) has been received in 13 countries besides the United States and regulatory approval is pending in 10 countries.

Bursamune(R), which also utilizes the Company's VNF(R) technology, is an IBD vaccine produced by Cyanamid Websters, a unit of Ft. Dodge, a division of American Home Products Corp., and which is being marketed by Ft. Dodge in certain European countries and, upon receipt of regulatory approvals, will be marketed in the rest of Europe, the Middle East and Africa under Ft. Dodge's trade name Bursamune(R). On April 13, 2000 the Company announced that Ft. Dodge had received marketing authorization from the Veterinary Products Committee in the United Kingdom for the in ovo administration of Bursamune(R) to broiler chickens. To date, Bursamune(R) has received regulatory approval in Italy, South Africa, Spain and the United Kingdom and has received temporary authorization in France. Although Embrex has received regulatory approval for Bursaplex(R) and Bursamune(R) in some markets, there is no assurance that the remaining approvals will be obtained.

The Company estimates that as of June 30, 2000, it was vaccinating in excess of 80% of the broiler birds grown in the United States during the first six months of 2000. Given its market penetration in both the United States and Canada, the Company expects that Inovoject(R) system revenue growth in these two markets will be less than the Company's overall revenue growth targets. Revenue growth in markets outside the United States and Canada is expected to come primarily from new Inovoject(R) system operations in other countries, and secondarily from sales of the Company's Bursaplex(R) product to poultry producers outside the United States and Canada and sales of VNF(R) to Ft. Dodge for the manufacture of Bursamune(R). The Company currently has Inovoject(R) systems either installed or on trial in 30 countries, including the United States and Canada.

For the rest of 2000, the expectations of management are to maintain growth in revenue and profitability consistent with overall revenue growth targets, to continue efforts to achieve worldwide placements of the Inovoject(R) system, to obtain regulatory approvals and initiate marketing of Bursaplex(R) in these markets, to continue development of proprietary in ovo vaccines and to develop enhancements to the Inovoject(R) system. Growth in Inovoject(R) systems and product revenues during 2000 will be dependent on the rate at which markets outside the United States accept Inovoject(R) system technology, and the timing of regulatory approvals for Bursaplex(R) and Bursamune(R) as well as regulatory approval and market acceptance of other vaccines for in ovo delivery. In addition, normal fluctuations in the market price of grain, domestic and international consumption levels of chicken, the number of eggs set by poultry producers and the supply of broiler chicken eggs, country-specific regulations and economic conditions, and export opportunities for the Company's U.S. customers may impact the timing and quantity of egg injections and the corresponding in ovo delivery of vaccines.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
----------------------------------------------------------------

At June 30, 2000, the Company's cash and cash equivalents amounted to $1.6 million, down $3.2 million from $4.8 million on hand at year-end 1999.

Operating activities generated $5.5 million in cash during the first six months of 2000. Cash was provided by net income of $3.8 million, depreciation of $2.3 million, and by increases in accounts payable and accrued expenses of $0.3 million, and was reduced by increases in accounts receivable, inventories and other current assets of $0.9 million.

During the first six-months, investing activities used $3.6 million of cash, principally for additional Inovoject(R) systems.

Financing activities used $4.8 million, of which $6.2 million was used for Common Stock repurchases and repayment of capital lease obligations and the Company's line of credit. This was offset by $1.4 million received from the issuance of Common Stock through stock option exercises.

As of June 30, 2000, the Company had outstanding purchase commitments of approximately $3.8 million related to the production of the Company's Bursaplex(R) product, VNF(R) for the manufacture of Bursaplex(R) and Bursamune(R) and materials and supplies for the construction and maintenance of its Inovoject(R) systems.

In April 1999, the Company obtained a $6.0 million secured revolving line of credit from its bank. This line of credit may be used for working capital purposes and has a term of 18 months expiring in October 2000. The Company intends to renew this facility. At June 30, 2000 the unused amount of this line of credit facility amounted to $5.8 million.

During the first-half of 2000 the Company acquired 367,200 shares of its Common Stock for $5.5 million at an average price of $15.10 per share. The initial share repurchase program which began in the fourth quarter of 1998 was completed by the Company during the second quarter of 2000. During this program the Company repurchased 830,000 shares of its Common Stock for $9.0 million at an average price of $10.85 per share. During the second quarter, Management was authorized by the Board of Directors to extend the stock repurchase program. This extension allows for the purchase up to 6 percent of outstanding shares, or up to approximately 500,000 shares over 18 months in open market or privately negotiated transactions. Through June 30, 2000 the Company has purchased 36,800 shares for $537,000 at an average price of $14.60 per share.

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

FORWARD-LOOKING STATEMENTS
--------------------------

This report contains forward-looking statements, including statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially. Risks include without limitation the Company's ability to develop new products and technology, to penetrate new markets, the degree of market acceptance of new products, the outcome of the Company's patent litigation, the complete commercial development of potential future products or the ability to obtain regulatory approval of products. Such approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, and potential changes in regulations. Additional information on these risks and other factors, which could affect the Company's financial results, is included in the Company's Form 10-K filed with the Securities and Exchange Commission (SEC) and other filings with the SEC, including the Company's Forms 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------  ----------------------------------------------------------

A portion of the Company's operations are in jurisdictions outside North America. The Company leases Inovoject(R) systems and sells products in Europe, Asia and Latin America. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. At June 30, 2000, the Company's operations outside North America were not material to the Company's consolidated results as a whole, and a significant change in currency exchange rates or economic conditions in the jurisdictions outside North America in which the Company operates would not have a material effect on the Company's consolidated financial results.


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings
------  -----------------


        For a description of certain patent infringement proceedings initiated by the registrant and related legal proceedings, see the registrant's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 24, 2000.

        In July 2000 the United States Court of Appeals for the Federal Circuit affirmed that Service Engineering Corporation and Edward Bounds (collectively "SEC") infringed upon Patent No. 4,458,630 (the "630" or the "Sharma" patent), which is exclusively licensed to Embrex from the U.S. Department of Agriculture. SEC filed this appeal after a patent infringement trial concluded in Embrex's favor in July 1998.

        In its decision, the appeals court affirmed the 1998 U.S. District Court for the Eastern District of North Carolina decision to award to Embrex litigation expenses plus interest valued at approximately $1.5 million. In addition, the appeals court upheld the finding that SEC had willfully infringed all asserted claims of the Sharma patent. However, the appeals court vacated the award of direct infringement damages finding that the district court erroneously awarded direct damages without proper evidence to support the award. Therefore, the appeals court remanded that award ($500,000 which was trebled) to the district court for further proceedings for determination of a reasonable royalty for SEC's infringement of the patented method.


Item 2. Changes in Securities
------  ---------------------

        Not applicable.


Item 3. Defaults Upon Senior Securities
------  -------------------------------

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

        On May 18, 2000 the Annual Meeting of Shareholders was held and the following matters were submitted to the shareholders for a vote. There were 7,333,518 shares represented at the meeting in person or by proxy and set forth below is a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes. There were no broker non-votes regarding the election of directors.

Election of Directors:

                                                      Votes         Votes         Votes
Director                      Votes For            Withheld        Against      Abstained        Totals
--------                      ---------            --------        -------      ---------      ---------
C. Daniel Blackshear          7,004,274             329,244          n/a           n/a         7,333,518
Lester M. Crawford,
  D.V.M., Ph.D.               7,003,449             330,069          n/a           n/a         7,333,518
Peter J. Holzer               7,004,549             328,969          n/a           n/a         7,333,518
Randall L. Marcuson           7,002,982             330,536          n/a           n/a         7,333,518
Kenneth N. May,               7,002,399             331,119          n/a           n/a         7,333,518
Ph.D.
Arthur M. Pappas              7,002,799             330,719          n/a           n/a         7,333,518
Walter V. Smiley              7,002,649             330,869          n/a           n/a         7,333,518


Approve an amendment to the Company's Amended and Restated Incentive Stock Option and Nonstatutory Stock Option Plan which increases the maximum number of shares of Common Stock for issuance pursuant to such Plan:


                                                                      Broker
              For               Against           Abstain            Non-Votes
           ---------            -------           -------            ---------
           3,156,287          1,220,720           39,083             2,917,428

Approve an amendment to the Company's Amended and Restated Employee Stock Purchase Plan which increases the maximum number of shares of Common Stock available for purchase pursuant to such Plan.

                                                                      Broker
              For               Against           Abstain            Non-Votes
           ---------            -------           -------            ---------
           4,223,549            156,771           35,770             2,917,428

Ratify the action of the Board of Directors in appointing Ernst & Young LLP as independent accountants for the fiscal year ending December 31, 2000:


                                                                      Broker
              For               Against           Abstain            Non-Votes
           ---------            -------           -------            ---------
           7,291,662             22,367           19,489                 0

Item 5. Other Information
------  -----------------

        Not applicable.


Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

   (a)   Exhibits

   10.1 Amended and Restated Incentive Stock Option and Nonstatutory Stock Option Plan (1)

   10.2  Amended and Restated Employee Stock Purchase Plan (1)

   10.3  Amended and Restated Non-U.S. Employee Stock Purchase Plan (1)

   27.   Financial Data Schedule

   (b)   Reports on Form 8-K.

         Not applicable.



 (1) Incorporated by reference from the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 10, 2000


                                  EMBREX, INC.


                                  By: /s/ Randall L. Marcuson
                                     ------------------------
                                  Randall L. Marcuson
                                  President and Chief Executive Officer



                                  By: /s/ Don T. Seaquist
                                     --------------------
                                  Don T. Seaquist
                                  Vice President, Finance and Administration

                                  EMBREX, INC.
                               File No. 000-19495

                                    Form 10-Q
                            For the Quarterly Period
                               Ended June 30, 2000



                                  EXHIBIT INDEX



Exhibits
--------

10.1 Amended and Restated Incentive Stock Option and Nonstatutory Stock Option Plan (1)

10.2     Amended and Restated Employee Stock Purchase Plan (1)

10.3     Amended and Restated Non-U.S. Employee Stock Purchase Plan (1)

27.      Financial Data Schedule



 (1) Incorporated by reference from the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 31, 2000.