Form 10-Q
period 2000-09-30
EMBREX INC/NC
filed 2000-11-09
CIK 878725

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-Q

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

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


                     1040 Swabia Court, Durham, NC 27703
           ------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

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

                          Yes   X           No
                             -------           ------

The number of shares of Common Stock, $0.01 par value, outstanding as of October 31, 2000 was 7,839,289.

                                 EMBREX, INC.
                                     INDEX

Part I                                                              Page
                                                                    ----
     Financial Information:

        Item 1:  Financial Statements

           Consolidated Balance Sheets..............................3 of 14

           Consolidated Statements of Operations....................4 of 14

           Consolidated Statements of Cash Flows....................5 of 14

           Notes to Consolidated Financial Statements...............6 of 14

        Item 2:

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations............7 of 14

        Item 3:

           Quantitative and Qualitative Disclosures
           About Market Risk.......................................11 of 14

Part II

     Other Information:

     Item 1: Legal Proceedings.....................................11 of 14

     Item 2: Changes in Securities.................................11 of 14

     Item 3: Defaults Upon Senior Securities.......................11 of 14

     Item 4: Submission of Matters to a Vote of Security Holders...12 of 14

     Item 5: Other Information.....................................12 of 14

     Item 6: Exhibits and Reports on Form 8-K......................12 of 14

     Signatures....................................................13 of 14

     Exhibit Index.................................................14 of 14

PART I - FINANCIAL INFORMATION
  Item 1 - Financial Statements

                                     Embrex, Inc.
                                     ------------

Consolidated Balance Sheets
(Dollars in thousands)

                                                                                September 30     December 31
                                                                                     2000           1999
                                                                              -----------------------------
                                                                                  (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents................................................... $     1,731    $    4,799
   Restricted cash.............................................................         275           275
   Accounts receivable - trade.................................................       5,421         4,751
   Inventories:
     Materials and supplies....................................................       1,455         1,562
     Product...................................................................         596           827
   Other current assets........................................................       1,994           822
                                                                                -----------   -----------
     Total Current Assets......................................................      11,472        13,036

Inovoject(R)Systems Under Construction.........................................       1,321           978

Inovoject(R)Systems............................................................      30,162        27,386
   Less accumulated depreciation...............................................     (21,742)      (19,804)
                                                                                -----------   -----------
                                                                                      8,420         7,582

Equipment, Furniture and Fixtures .............................................       8,559         7,195
   Less accumulated depreciation and amortization .............................      (3,779)       (2,906)
                                                                                -----------   -----------
                                                                                      4,780         4,289
Other Assets:
     Patents and exclusive licenses of patentable technology ..................         368           348
                                                                                -----------   -----------

Total Assets................................................................... $   26,361     $   26,233
                                                                                ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable............................................................ $       662    $      538
   Accrued expenses............................................................       3,003         2,738
   Deferred revenue............................................................          28           584
   Product warranty accrual....................................................         410           394
   Current portion of capital lease obligations                                          31           568
   Line of credit .............................................................         936           356
                                                                                -----------   -----------
     Total Current Liabilities.................................................       5,070         5,178

Long-term Liabilities
   Capital lease obligations, less current portion ............................          20            20
   Other long-term liabilities.................................................          35             0
                                                                                -----------   -----------
     Total Long-Term Liabilities...............................................          55            20

Shareholders' Equity
   Common Stock,$.01 par value:
     Authorized - 30,000,000 shares
     Issued and outstanding - 7,889,100 net of 974,000 treasury shares and
     7,922,627 net of 499,600 treasury shares at September 30, 2000
        and December 31, 1999, respectively....................................          87            84
   Additional paid-in capital..................................................      57,141        55,231
   Accumulated other comprehensive income......................................           0            37
   Accumulated deficit.........................................................     (25,009)      (30,328)
   Treasury stock..............................................................     (10,983)       (3,989)
                                                                                -----------   -----------
     Total Shareholders' Equity................................................      21,236        21,035
                                                                                -----------   -----------
Total Liabilities and Shareholders' Equity..................................... $    26,361    $   26,233
                                                                                ===========   ===========

                                 Embrex, Inc.
                                 ------------


Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

                                                                     Three Months Ended    Nine months Ended
                                                                        September 30         September 30
                                                                      ---------------       --------------
                                                                      2000       1999       2000      1999
                                                                      ----       ----       ----      ----
Revenues
   Inovoject(R)System revenue...................................   $ 9,034    $ 7,969    $26,759   $23,746
   Product sales................................................       639        232      1,720       777
   Other revenue................................................        54         48        213       153
                                                                   -------    -------    -------   -------
     Total Revenues.............................................     9,727      8,249     28,692    24,676
Cost of Product Sales and Inovoject(R)System Revenues ..........     4,222      3,243     12,281     9,682
                                                                   -------    -------    -------   -------
     Gross Profit...............................................     5,505      5,006     16,411    14,994

Operating Expenses
   General and administrative...................................     1,341      1,721      4,168     5,530
   Sales and marketing..........................................       443        176      1,296       498
   Research and development.....................................     1,568      1,353      4,632     4,087
                                                                   -------    -------    -------   -------
     Total Operating Expenses...................................     3,352      3,250     10,096    10,115

Operating Income................................................     2,153      1,756      6,315     4,879

Other Income (Expense)
   Interest income..............................................        22         75        130       256
   Interest expense.............................................       (28)       (77)       (82)     (283)
                                                                   -------    -------    -------   -------
     Total Other Income (Expense) ..............................        (6)        (2)        48       (27)
                                                                   -------    -------    -------   -------

Income Before Taxes.............................................     2,147      1,754      6,363     4,852
Income Taxes....................................................      (185)      (202)      (641)     (833)
                                                                   -------    -------    -------   -------
     Net Income ................................................   $ 1,962    $ 1,552    $ 5,722   $ 4,019
                                                                   =======    =======    =======   =======

Net Income Per Share of Common Stock:
   Basic   .....................................................   $  0.25    $  0.19    $  0.72   $  0.49
   Diluted .....................................................   $  0.23    $  0.18    $  0.66   $  0.47

Weighted Average Number of Shares Used in Per-Share Calculation:
   Basic   .....................................................     7,910      8,135      7,909     8,226
   Diluted .....................................................     8,554      8,683      8,663     8,502

                                 Embrex, Inc.
                                 ------------


Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

                                                                                    Nine months Ended
                                                                                       September 30
                                                                                    -------------------
                                                                                    2000           1999
                                                                                    ----           ----
Operating Activities
   Net Income ................................................................. $   5,722      $   4,019
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization.............................................     3,372          3,056
     Changes in operating assets and liabilities:
        Accounts receivable, inventories and other current assets ..............   (1,506)          (706)
        Accounts payable and accrued expenses. .................................     (124)           340
                                                                                ---------      ---------
Net Cash Provided By Operating Activities......................................     7,464          6,709

Investing Activities
   Purchases of Inovoject(R)systems, equipment, furniture and fixtures .........   (5,037)        (4,513)
   Decrease in patents and other noncurrent assets .............................      (26)           (17)
                                                                                ---------      ---------
Net Cash Used in Investing Activities..........................................    (5,063)        (4,530)

Financing Activities
   Issuance of Common Stock....................................................     1,913            252
   Net proceeds from line of credit............................................       580          2,100
   Payments on long-term debt..................................................         8             (1)
   Payments on capital lease obligations.......................................      (537)        (2,202)
   Repurchase of Common Stock..................................................    (6,993)        (3,237)
                                                                                ---------      ---------
Net Cash Used In Financing Activities..........................................    (5,029)        (3,088)
                                                                                ---------      ---------
(Decrease)/increase in Cash and Cash Equivalents ..............................    (2,628)          (909)
Currency Translation Adjustments...............................................      (440)           (10)
Cash and cash equivalents at beginning of period ..............................     4,799          7,167
                                                                                ---------      ---------
Cash And Cash Equivalents At End Of Period..................................... $   1,731      $   6,248
                                                                                =========      =========

                                 EMBREX, INC.
                                   FORM 10-Q
                              September 30, 2000


NOTES TO CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex BioTech Trade (Shanghai) Co., Ltd. and Inovoject do Brasil Ltda. (collectively referred to as the Company) and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

Note 2 - Net Income Per Share

Basic net income per share was determined by dividing net income available for common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all issued and unexercised stock options and warrants.

Note 3 - Comprehensive Income

In September 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $5.7 million and $4.0 million for the nine months ended September 30, 2000 and 1999, respectively. Embrex's total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented.

Note 4 - Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Investments and Hedging Activities," SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements.

In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB 101 explains how the SEC staff applies by analogy the existing rules on revenue recognition to other transactions not covered by such rules. In March 2000, the SEC issued SAB 101A that delayed the original effective date of SAB 101 until the second quarter of 2000 for calendar year companies. In June 2000, the SEC issued SAB 101B that further delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect that the adoption of SAB 101 will have a material impact on its financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations.
        --------------

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 2000 and 1999
----------------------------------------------

Consolidated revenues for the third quarter totaled $9.7 million, representing an increase of 18% over 1999 third quarter revenues of $8.2 million.

Inovoject(R) system revenues amounted to $9.0 million for the 2000 third quarter, an increase of 13% over 1999 third quarter revenues of $8.0 million. Most of the 2000 and 1999 Inovoject(R) system revenues were generated from Inovoject(R) system lease fees. The growth in Inovoject(R) system revenues was primarily attributable to additional installations of Inovoject(R) systems and increased injection activity in Europe, Asia and Latin America as well as Inovoject(R) system sales in North America.

Sales of Bursaplex(R), the Company's proprietary vaccine for the treatment of avian infectious bursal disease (IBD), to its customers, generated $639,000 of product revenue in the 2000 third quarter, and $232,000 of product revenue in the third quarter of 1999. Product sales increased 175% during the third quarter of 2000 compared to product sales during the third quarter of 1999 primarily due to sales in the Asian region.

The third quarter decrease in gross profit margin from 61% in 1999 to 57% in 2000 resulted from changing the classification of various international start-up operating expenses to cost of revenue. This change reflects the increased commercial installations of the Inovoject(R) system as well as sales of Bursaplex(R) in ovo bursal disease vaccine in these markets. Operating income was not affected.

Total operating expenses amounted to $3.4 million for the third quarter of 2000 versus $3.3 million for the third quarter of 1999. General and administrative expenses were $0.4 million less during the third quarter of 2000 due to higher expenditure levels for general corporate activities, information system implementation and year 2000 issues during the third quarter of 1999 and also due to the classification of international start-up expenses from general and administrative expenses to both sales and marketing expenses and cost of revenue. Sales and marketing expenses were $0.3 million more during the third quarter of 2000 than the same period in 1999 due to increased new business activity and the classification of international start-up expenses from general and administrative expenses to sales and marketing expenses. Research and development expenses were $0.2 million more during the third quarter of 2000 than the third quarter of 1999 due to activities primarily attributable to programs focused on Inovoject(R) system improvements and enhancements, and biological product development.

Net interest income changed from $2,000 of expense during the third quarter of 1999 to $6,000 of expense in the third quarter of 2000. This was attributable to less interest income due to lower available cash balances as a result of capital expenditures and the repurchase of the Company's Common Stock and reduced interest expense due to the principal repayment of capital lease and debt obligations.

Inovoject(R) system revenue growth and improved operating income resulted in a $411,000 increase in net income, to $2.0 million in the third quarter of 2000 compared to $1.6 million during the comparable period in 1999. Diluted net income per common share was $0.23 for the 2000 third quarter based on 8.6 million average shares outstanding, compared to diluted net income of $0.18 per share based on 8.7 million average shares outstanding in the third quarter of 1999.

Nine months Ended September 30, 2000 and 1999
---------------------------------------------

Consolidated revenues for the nine months ended September 30, 2000 totaled $28.7 million, representing an increase of 16% over 1999 revenue of $24.7 million for the comparable period.

Inovoject(R) system revenues amounted to $26.8 million for the first nine months of 2000, an increase of 13% over revenues of $23.8 million during the comparable period in 1999. Most of the 2000 and 1999 Inovoject(R) system revenues were generated from Inovoject(R) system lease fees. The growth in Inovoject(R) system revenues was primarily attributable to increased pricing and system installations in North American hatcheries as well as additional Inovoject(R) systems operating in Europe, Asia and Latin America.

Sales of Bursaplex(R) to the Company's customers and VNF(R) to Ft. Dodge, a division of American Home Products Corp., generated $1.7 million of product revenue during the first nine months of 2000 while Bursaplex(R) sales were the principal source of $777,000 of product revenue generated during the first nine months of 1999. Bursaplex(R) sales alone increased 76% as continued demand in the Asian and Latin American markets out paced 1999 and the North American region began selling Bursaplex(R) to its Japanese distributor during the third quarter.

Gross profit decreased from 61% of total revenues during the first nine months of 1999, to 57% during the comparable 2000 period. This is due to the reclassification of general and administrative expenses to cost of revenue and to sales and marketing expenses beginning January of 2000.

Operating expenses of $10.1 million for the first three quarters of 2000 remained the same as the first three quarters of 1999. The operating expenses were flat due primarily to the previously mentioned expenses which are now being classified as cost of revenue.

Net interest expense amounted to $48,000 of income for the first nine months of 2000 compared to $27,000 of expense for the first nine months of 1999. The $75,000 change is attributable to the principal repayment of capital lease and debt obligations, which consequently reduced interest expense for 2000.

Revenue growth and operating margin improvements resulted in a $1.7 million increase in net income, to $5.7 million in the first three quarters of 2000 compared to $4.0 million during the comparable period in 1999. Diluted net income per common share was $0.66 for the first nine months of 2000 based on 8.7 million average shares outstanding, compared to diluted net income of $0.47 per share based on 8.5 million average shares outstanding during the first nine months of 1999.


Bursaplex(R), a product which uses the Company's Viral Neutralizing Factor (VNF(R)) technology to form an antibody-vaccine virus complex when combined with an infectious bursal disease (IBD) virus, was granted approval from the United States Department of Agriculture (the "USDA") in 1997 for in ovo (in- the-egg) use, specifically for administration via the Company's Inovoject(R) system. To date, regulatory approval for Bursaplex(R) has been received in 15 countries besides the United States and regulatory approval is pending in 8 countries.

Bursamune(R), which also utilizes the Company's VNF(R) technology, is an IBD vaccine produced by Ft. Dodge, a division of American Home Products Corp., and which is being marketed by Ft. Dodge in certain European countries and, upon receipt of regulatory approvals, will be marketed in the rest of Europe, the Middle East and Africa under Ft. Dodge's trade name Bursamune(R). On April 13, 2000 the Company announced that Ft. Dodge had received marketing authorization from the Veterinary Products Committee in the United Kingdom for the in ovo administration of Bursamune(R) to broiler chickens. To date, Bursamune(R) has received regulatory approval in Italy, South Africa, Spain and the United Kingdom. Bursamune's provisional approval in France is subject to renewal during the fourth quarter of 2000. Although the Company is assisting Ft. Dodge with its renewal application, there can be no assurances that French regulatory authorities will grant a renewal. Although Embrex has received regulatory approval for Bursaplex(R) and Bursamune(R) in some markets, there is no assurance that the remaining approvals will be obtained.

The Company estimates that as of September 30, 2000, it was vaccinating in excess of 80% of the broiler birds grown in the United States during the first nine months of 2000. Given its market penetration in both the United States and Canada, the Company expects that Inovoject(R) system revenue growth in these two markets will be less than the Company's overall revenue growth targets.
 Revenue growth in markets outside the United States and Canada is expected to come primarily from new Inovoject(R) system operations in other countries, and secondarily from sales of the Company's Bursaplex(R) product to poultry producers outside the United States and Canada and sales of VNF(R) to Ft. Dodge for the manufacture of Bursamune(R). The Company currently has Inovoject(R) systems either installed or on trial in 30 countries, including the United States and Canada.

For the rest of 2000, the expectations of management are to maintain growth in revenue and profitability consistent with overall targets, to continue efforts to achieve worldwide placements of the Inovoject(R) system, to obtain regulatory approvals and initiate marketing of Bursaplex(R) in these markets, to continue development of proprietary in ovo vaccines and to develop enhancements to the Inovoject(R) system. Growth in Inovoject(R) systems and product revenues during 2000 will be dependent on the rate at which markets outside the United States accept Inovoject(R) system technology, and the timing of regulatory approvals for Bursaplex(R) and Bursamune(R) as well as regulatory approval and market acceptance of other vaccines for in ovo delivery. In addition, normal fluctuations in the market price of grain, domestic and international consumption levels of chicken, the number of eggs set by poultry producers and the supply of broiler chicken eggs, country-specific regulations and economic conditions, and export opportunities for the Company's U.S. customers may impact the timing and quantity of egg injections and the corresponding in ovo delivery of vaccines.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
----------------------------------------------------------------

At September 30, 2000, the Company's cash and cash equivalents amounted to $1.7 million, a reduction of $3.1 million from $4.8 million on hand at year-end 1999.

Operating activities generated $7.5 million in cash during the first nine months of 2000. Cash was provided by net income of $5.7 million less depreciation of $3.4 million, and was reduced by decreases in accounts payable and accrued expenses of $0.1 million and by increases in accounts receivable, inventories and other current assets of $1.5 million.

During the first nine months, investing activities used $5.1 million of cash, principally for additional Inovoject(R) systems.

Financing activities used $5.0 million, of which $7.5 million was used for Common Stock repurchases and repayment of capital lease obligations. This was offset by $0.6 million of proceeds from the Company's line of credit and $1.9 million received from the issuance of Common Stock through stock option exercises.

As of September 30, 2000, the Company had outstanding purchase commitments of approximately $3.9 million related to the production of the Company's Bursaplex(R) product, VNF(R) for the manufacture of Bursaplex(R) and Bursamune(R) and materials and supplies for the construction and maintenance of its Inovoject(R) systems.

In April 1999, the Company obtained a $6.0 million secured revolving line of credit from its bank. This line of credit may be used for working capital purposes and was extended in October 2000 for an additional 18 months and will now expire in April 2001. At September 30, 2000 the unused amount of this line of credit facility amounted to $5.1 million.

During the first three quarters of 2000 the Company acquired 474,400 shares of its Common Stock for $7.0 million at an average price of $14.74 per share. The initial share repurchase program which began in the fourth quarter of 1998 was completed by the Company during the third quarter of 2000. During this program the Company repurchased 830,000 shares of its Common Stock for $9.0 million at an average price of $10.85 per share. During the second quarter of 2000, Management was authorized by the Board of Directors to extend the stock repurchase program. This extension allows for the purchase up to 6 percent of outstanding shares, or up to approximately 500,000 shares over 18 months in open market or privately negotiated transactions. Through September 30, 2000 the Company has purchased 144,000 shares for $2.0 million at an average price of $13.80 per share.

Based on current operations, management believes that available cash and cash equivalents, together with cash flow from operations and its bank line of credit, will be sufficient to meet its cash requirements as these currently exist, but may continue to explore alternative funding opportunities with respect to collaborative ventures and new product development.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

A portion of the Company's operations are in jurisdictions outside North America. The Company leases

Inovoject(R) systems and sells products in Europe, Asia and Latin America. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. At September 30, 2000, the Company's operations outside North America were not material to the Company's consolidated results as a whole, and a significant change in currency exchange rates or economic conditions in the jurisdictions outside North America in which the Company operates would not have a material effect on the Company's consolidated financial results.


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings
------- -----------------


            For a description of certain patent infringement proceedings initiated by the registrant and related legal proceedings, see the registrant's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 24, 2000.

            In July 2000 the United States Court of Appeals for the Federal Circuit affirmed that Service Engineering Corporation and Edward Bounds (collectively "SEC") infringed upon Patent No. 4,458,630 (the "'630" or the "Sharma" patent), which is exclusively licensed to Embrex from the U.S. Department of Agriculture. SEC filed this appeal after a patent infringement trial concluded in Embrex's favor in July 1998.

            In its decision, the appeals court affirmed the 1998 U.S. District Court for the Eastern District of North Carolina decision to award to Embrex litigation expenses plus interest valued at approximately $1.5 million. In addition, the appeals court upheld the finding that SEC had willfully infringed all asserted claims of the Sharma patent. However, the appeals court vacated the award of direct infringement damages finding that the district court erroneously awarded direct damages without proper evidence to support the award. Therefore, the appeals court remanded that award ($500,000 which was trebled) to the district court for further proceedings for determination of a reasonable royalty for SEC's infringement of the patented method. These proceedings were opened on August 28, 2000.


Item 2. Changes in Securities
------- ---------------------

            Not applicable.

Item 3. Defaults Upon Senior Securities
------- -------------------------------

            Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

            Not applicable.

Item 5. Other Information
------- -----------------

      Any proposal which a shareholder intends to present for a vote of shareholders at the annual meeting of shareholders for the year 2001 and which such shareholder wishes to have included in the Company's proxy statement and form of proxy relating to that meeting must be sent to the Company's principal executive offices, marked to the attention of the Secretary of the Company, and received by the Company at such offices on or before December 15, 2000. Proposals received after December 15, 2000 will not be considered for inclusion in the Company's proxy materials for its 2001 annual meeting.

             In addition, if a shareholder intends to present a proposal for a vote at the annual meeting of shareholders for the year 2001, other than by submitting a proposal for inclusion in the Company's proxy statement for that meeting, the shareholder must give timely advance notice in accordance with the Company's Bylaws. To be timely, a shareholder's notice must be received by the Company not earlier than January 23, 2001 and not later than February 22, 2001. The proxy solicited by the board of directors of the Company for the 2001 annual meeting of shareholders will confer discretionary authority to vote on any shareholder proposal presented at that meeting, unless the Company is given notice within such time frame.

         Any shareholder proposal or notice described above must be in writing and sent to the Company by registered mail, return receipt requested, to the Company's executive offices at Post Office Box 13989, Research Triangle Park, North Carolina 27709, Attention: Corporate Secretary. Any such proposal or notice also will be subject to the requirements contained in the Company's Bylaws relating to shareholder proposals and any applicable requirements of the Securities Exchange Act of 1934, as amended.

             The foregoing information supercedes the information regarding shareholder proposals set forth in the Company's proxy statement relating to its 2000 annual meeting, previously mailed to shareholders and filed with the Securities and Exchange Commission.


Item 6. Exhibits and Reports on Form 8-K
------- --------------------------------

            (a)  Exhibits

                  3.    Amended and Restated Bylaws

                  27.   Financial Data Schedule

            (b) Reports on Form 8-K.

                  Not applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 9, 2000


                                     EMBREX, INC.


                                     By: /s/ Randall L. Marcuson
                                        ---------------------------
                                     Randall L. Marcuson
                                     President and Chief Executive Officer



                                     By: /s/ Don T. Seaquist
                                        ---------------------------
                                     Don T. Seaquist
                                     Vice President, Finance and Administration

                                 EMBREX, INC.
                              File No. 000-19495

                                  Form 10-Q
                           For the Quarterly Period
                           Ended September 30, 2000



                                EXHIBIT INDEX



Exhibits
--------

3.    Amended and Restated Bylaws

27.   Financial Data Schedule