Form 10-K
period 2000-12-31
EMBREX INC/NC
filed 2001-04-02
CIK 878725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 2000
                        Commission file number 000-19495

                                  Embrex, Inc.
             (Exact name of registrant as specified in its charter)

            North Carolina                              56-1469825
   (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                 Identification Number)

             1040 Swabia Court, Durham, North Carolina    27703
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates was $107,432,787 million, based on a price per common share of $14.125 at the close of business on that date.

As of February 28, 2001, there were 7,923,306 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                            Where
                                                                    Incorporated

Proxy Statement with respect to the Annual                           Part III
Meeting of Shareholders to be held on May 17, 2001, to be filed with the Securities and Exchange Commission

                                      INDEX

PART I                                                                                                            PAGE


           ITEM 1.         BUSINESS.................................................................................... 3

           ITEM 2.         PROPERTIES.................................................................................. 9

           ITEM 3.         LEGAL PROCEEDINGS........................................................................... 10

           ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................... 11

PART II

           ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                           STOCKHOLDER MATTERS......................................................................... 11

           ITEM 6.         SELECTED FINANCIAL DATA..................................................................... 12

           ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS......................................................... 13

           ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                           RISK........................................................................................ 16



           ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................. 16

           ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE......................................................... 34

PART III

           ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................... 34

           ITEM 11.        EXECUTIVE COMPENSATION...................................................................... 35

           ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT.................................................................................. 35

           ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................. 35

PART IV

           ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                           ON FORM 8-K................................................................................. 35

SIGNATURES............................................................................................................. 40

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

In addition to the Inovoject(R) system, Embrex has developed and is marketing its Viral Neutralizing Factor ("VNF(R)") technology, useful in the development of certain avian vaccines. The Company also has developed and is marketing Bursaplex(R), a VNF(R)-based vaccine for protection against avian infectious bursal disease ("IBD"). Embrex also is developing various other proprietary pharmaceutical and biological products to improve bird health, reduce bird production costs and provide other economic benefits to the poultry industry. These products are in various stages of development, and some are being developed in collaboration with major drug companies, the United States Department of Agriculture (the "USDA"), and several leading universities in the field of avian science. These products are being designed to be delivered through the Inovoject(R) system, and some may also be administered prior to incubation as well as after hatching.

EXISTING PRODUCTS

Inovoject(R) Patented Egg Injection System

Embrex has developed and commercialized a proprietary, automated in-the-egg injection system, which can inoculate 20,000 to 50,000 eggs per hour and eliminates the need for manual, post-hatch injection of certain vaccines. This proprietary system, called Inovoject(R), is designed to inject vaccines and other compounds in precisely calibrated volumes into targeted compartments within the egg. Embrex markets the Inovoject(R) system to commercial poultry producers, charging a fee for each egg injected.

In 2000, the Company converted a number of hatcheries to the Inovoject(R) system and continued operating Inovoject(R) systems in hatcheries converted prior to 2000. The Company estimates that its Inovoject(R) system inoculates in excess of 80% of all eggs produced for the North American broiler poultry market and, therefore, expects diminished growth in the number of system installations and only modest Inovoject(R) system revenue growth in this market. Therefore, the Company must expand its Inovoject(R) system installations and product sales in markets outside North America in order to realize significant overall revenue growth. The Company estimates that approximately 69% of the world broiler production occurs outside the United States and Canada. Accordingly, the Company is continuing to implement a strategy of marketing its Inovoject(R) system outside North America.

During 2000, the Company placed a number of Inovoject(R) systems for trial and on contract at locations outside the United States and Canada. The Company's expansion outside the United States and Canada was focused initially on Europe, the Middle East, and Africa. In the second half of 1997, the Company began expansion efforts in Asia and, in 1998, in Latin America. At year-end 2000, the Company had Inovoject(R) systems either installed or on trial in 31 countries. Overall, the placement of Inovoject(R) systems outside the United States and Canada is dependent on market acceptance of various in ovo ("in the egg") vaccines and obtaining regulatory approval of these vaccines in numerous countries.

Certain poultry diseases are more prevalent in some geographic regions than in others. For example, Marek's disease, for which the Inovoject(R) system primarily is used in the United States, is not as widespread in Europe as in

North America. Infectious Bursal Disease (also known as Gumboro disease) is prevalent in Northern Europe, Asia, parts of Latin America and, to a lesser extent, in the United States. The Company expects that the primary usage of its Inovoject(R) systems will vary by geographic region according to the prevailing diseases as well as regulatory approval and market acceptance of vaccines for in ovo delivery.

VNF(R)(Viral Neutralizing Factor)

Embrex has developed, patented and commercialized a Viral Neutralizing Factor technology, which permits single-dose immunization of the avian embryo effective for the life of the bird. By using the VNF(R) technology to form an antibody-vaccine virus complex, immunization is provided in a single step, reducing or eliminating many of the multiple vaccinations carried out in the industry. VNF(R) can temporarily neutralize a virulent vaccine virus without impairing the virus' ability to stimulate an immune response. By using VNF(R) in this manner, the virulent vaccine virus can be made into a safe and effective vaccine which can be used in ovo or after hatching.

The VNF(R) technology is the subject of four issued U.S. patents, a pending U.S. patent application, and several foreign patents and foreign patent applications. The U.S. patents are owned by the University of Arkansas and exclusively licensed to Embrex on a royalty basis for the life of the patents. Embrex also is researching application of VNF(R) technology for other avian disease vaccines, including Newcastle disease and infectious bronchitis, although there is no assurance such research will result in product opportunities.

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

Infectious Bursal Disease (IBD) Vaccines

VNF(R) technology is especially useful in vaccines against avian IBD, which weakens a bird's immune system. Birds infected by IBD typically exhibit poor growth or can succumb to other diseases because of a compromised immune system. This disease is currently widespread in Northern Europe, Asia, parts of Latin America and, to a lesser extent, in the United States. To date, IBD has been treated post-hatch via manually delivered vaccines or in drinking water. Existing vaccines are associated with certain limitations, and some vaccines cannot be used safely or effectively in ovo. The Company estimates the worldwide market for IBD vaccines is approximately $60 million annually.

Embrex currently is seeking regulatory approval in selected Latin American and Asian markets for in ovo and post-hatch use of Bursaplex(R) and in December 2000 Shionogi & Co., LTD, Embrex's Japanese distributor, received regulatory approval of the product in Japan, the world's ninth largest market in number of broilers produced. While Embrex has received regulatory approval in some of these markets, there is no assurance that the remaining approvals will be obtained. The placement of Inovoject(R) systems outside the United States and Canada depends, in part, on market acceptance of various in ovo vaccines as well as regulatory approval. To date, regulatory approval for Bursaplex(R) has been received in 16 countries besides the United States, and regulatory approval is temporary or pending in nine countries.

In August 1995, the Company entered into an agreement with Cyanamid Websters, a unit of Fort Dodge Animal Health ("Ft. Dodge"), a division of American Home Products Corp., for the joint development of another IBD vaccine containing VNF(R), which is being marketed by Ft. Dodge in certain European countries and, upon receipt of appropriate regulatory approvals, will be marketed by Ft. Dodge throughout the rest of Europe, the Middle East, and Africa, under Ft. Dodge's trade name "Bursamune(R)". To date, Bursamune(R) has received regulatory approval in

Italy, Spain, Poland, the United Kingdom and South Africa. In April 2000, Ft. Dodge received marketing authorization from the Veterinary Products Committee in the U.K. for the in ovo administration of Bursamune(R) to broiler chickens. While approval of Bursamune(R) by the U.K. Veterinary Products Committee may expedite the regulatory approval process for Bursamune(R) in ovo in other European countries which may allow "mutual recognition" in reliance on the U.K. approval, there can be no assurances that other European countries will speed approval in reliance on the U.K. approval. In October 1999, French regulatory authorities granted a one-year provisional approval for the utilization of Bursamune(R) for in ovo administration. The French regulatory authorities have requested additional information before renewing this provisional marketing approval. Embrex is currently assisting Ft. Dodge in responding to this request, but there can be no assurances that the French regulatory authorities will grant the renewal.

PRODUCTS UNDER DEVELOPMENT

Embrex is developing individually, and in collaboration with others, additional products which address poultry health and performance needs when administered in ovo and, in some cases, after hatching. These additional products are in various stages of development. There can be no assurance that Embrex will successfully develop or market any of these products. Marketing products developed jointly with others may require royalty or other payments by Embrex to its co-developers. Embrex has not initiated the regulatory approval process for any of these potential products, and there is no assurance regulatory approval will be obtained.

In Ovo Products For Control Of Coccidiosis

In 1995, the Company began an initiative aimed at developing a novel in ovo biological control method for coccidiosis. Coccidiosis is caused by a protozoan parasite, which attacks the gut of the chicken, causing significant problems with the intake and digestion of feed and, therefore, the physical and economic performance of the bird. Currently, virtually all broiler chickens, and most poultry in general, receive anti-coccidiosis compounds called coccidiostats incorporated into poultry feed. Over the years, coccidia have developed levels of resistance to these coccidiostats and thus effectiveness has been somewhat reduced. A limited number of live vaccines have also been developed and are administered orally soon after hatch. However, due to difficulties in providing a precise oral dose to each bird, growth depression can occur in broiler flocks. Therefore, such live vaccines are used primarily in parent stock. Using its Inovoject(R) system technology and its knowledge of avian embryology, the Company has begun this initiative to develop a novel, efficacious and cost-effective means of preventing coccidiosis in broiler chickens. This program is aimed at overcoming many of the problems associated with current practices. In 1997, the Company established the feasibility of an in ovo biological control method for coccidiosis. During 1998, this project met the required internal milestones regarding results and timeliness. In 1999, Embrex entered into a collaborative research and development agreement with Pfizer Inc. to research and develop a live coccidiosis vaccine for in ovo delivery to poultry. During 2000, Embrex initiated large-scale field trials, with a major U.S. poultry producer, of a laboratory manufactured in ovo coccidiosis vaccine which, to date, has met the parties' objectives for safety, efficacy and bird performance. Continued development of this project will involve further extensive clinical and field trials. There can be no assurances that any of these development efforts will be successful. Embrex has not initiated the regulatory approval process with respect to these development efforts, and does not expect any coccidiosis product developed by the Company to reach the market in the near future.

Other Products Under Development

During 2000, Embrex continued to evaluate technologies which, when coupled with Embrex's proprietary in ovo enabling delivery know-how, might have the potential to yield improvements in the areas of feed conversion, muscle mass and leanness within broiler chickens. These technologies may be applied at egg transfer or prior to incubation in order to have the desired effect. While the Company plans to continue its research efforts in these areas in 2001, there is no assurance that these efforts will yield product opportunities.

Embrex is also evaluating technologies and developing capabilities for characterizing and sorting eggs before or after injection by the Inovoject(R) system. One of these evaluation programs has resulted in the development and introduction of the Vaccine Saver(R) option for the Inovoject(R) system which identifies infertile and early-dead eggs and selectively prevents vaccination to these eggs. It is designed for use in select markets where vaccine prices are high. The Vaccine Saver(R) option was introduced in Europe in the fourth quarter of 1999. Embrex is also developing a related system that will work in conjunction with the Inovoject(R) system to remove infertile and early-dead eggs from setter trays. This product is currently undergoing hatchery field trials. Other capabilities being developed by Embrex include automated gender sorting. Early gender sorting improves processing plant efficiencies through improved carcass uniformity as a result of gender-specific growth pattern differences. Single gender feed rations may also improve feed conversion and have a significant impact on production costs. In 1999, Embrex received a small business research grant to support the development of an automated device to sort poultry eggs by gender and, in October 2000, Embrex was awarded a $270,000 follow-on Phase II Small Business Innovation Research (SBIR) grant to support development of an automated device for sorting poultry eggs by gender. The U.S. Department of Agriculture's Cooperative State Research, Education and Extension Service (CSREES) supported the grant. Embrex has made substantial progress in developing a gender sorting prototype and in laboratory trials has determined gender in a series of eggs with 100% accuracy. There is no assurance, however, that such research will result in product opportunities.

In June 2000, Embrex announced that it had embarked on a research collaboration with Origen Therapeutics, Inc., a privately held biotechnology company based in Burlingame, California, aimed at combining Origen's avian embryonic stem (ES) cell technology with Embrex's in ovo technology. The goal of the collaboration is to develop methods that enhance poultry production economics through intervention early in embryonic development.

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

PATENTS AND PROPRIETARY RIGHTS

Embrex controls (either through direct ownership or exclusive license) 31 issued U.S. patents, 12 pending U.S. patent applications, 70 issued foreign patents and 65 pending foreign patent applications. In addition, Embrex has executed confidentiality agreements with its collaborators, subcontractors, employees and directors.

The Inovoject(R) system utilizes a process of injecting viral, bacterial or fungal vaccines into avian eggs that was patented in the United States by the USDA in 1984. Embrex holds the exclusive license to this patent through its expiration in June 2002. Embrex has supplemented the USDA patent with seven additional issued U.S. patents (and numerous foreign patents and patent applications) covering specific design features of the Inovoject(R) system. See
Item 3, "Legal Proceedings", below.

Embrex also owns or licenses method-of-use patents for the in ovo administration of VNF(R) vaccines and other compounds to elicit various beneficial responses in poultry. Two U.S. patents for methods of treating IBD virus infections using VNF(R) vaccines, including in ovo administration, were issued to Embrex in 1995. A U.S. patent claiming the use of VNF(R) viral vaccines in all non-primate animals was allowed in 1997 and issued in February 1999. These patents and additional patent applications encompass the use of VNF(R) vaccine compounds regardless of the source of the VNF(R). These VNF(R) patents additionally include composition-of-matter claims to VNF(R) vaccines against IBD virus disease and composition-of-matter claims to VNF(R) vaccines for combating viral diseases in non-primate animals. These patent claims cover the vaccine preparation, regardless of the manner in which the preparation is used. The Company filed three new U.S. patent applications in 1998, 10 new U.S. patent applications in 1999, and six new U.S. patent applications in 2000. During 2000, Embrex also filed two new foreign patent applications. Each application covered various aspects of in ovo technology.

Embrex continues its efforts to patent methods of delivering compounds in ovo, including early intervention methods and devices. During the years 1998 through 2000, 14 U.S. patents were issued or allowed, further expanding Embrex's proprietary position with respect to in ovo technology.

Additionally, Embrex has federally registered the trademarks Embrex(R), Inovoject(R), VNF(R), Bursaplex(R) and Vaccine Saver(R) in the United States, and has applied for federal and foreign registration of other various trademarks.

COMPETITION

The competition for the Inovoject(R) system is the manual, post-hatch administration of biological products. Since most of Embrex's products and potential products are being designed to be administered through the Inovoject(R) system, the Inovoject(R) system must continue to be accepted within the poultry industry and operated as intended under long-term commercial conditions for these potential products to be marketed successfully.

The Company holds the exclusive license to the U.S. patent for injecting vaccines into an avian embryo, which expires in June 2002. Embrex has supplemented this patent with seven additional U.S. patents covering specific design features of the Inovoject(R) system. In addition, Embrex relies on numerous foreign patents to protect its intellectual properties and to afford a competitive advantage. See "Patents and Proprietary Rights," above. There can be no assurance, however, that a competitive delivery method, either within or outside the United States, will not gain commercial acceptance. Embrex continues to monitor for the presence of any competitive in ovo administration systems worldwide. See Item 3, "Legal Proceedings," below.

Competitive success for Embrex will be based primarily on commercial acceptance of third-party and in-house in ovo products, achieving and retaining scientific expertise and technological superiority, identifying and pursuing scientifically feasible and commercially viable opportunities, obtaining proprietary protection for its research achievements, obtaining adequate funding and timely regulatory approvals, and attracting corporate sponsors or partners in developing, testing, producing, and marketing products, none of which can be assured. In addition, a primary competitive factor affecting Embrex is its ability to conduct research and development. Embrex's ability to successfully compete also is dependent on its ability to attract and retain key personnel. Maintaining financial and human resources, therefore, are important factors for success.

PRODUCTION, MARKETING AND DISTRIBUTION

Production

Embrex currently subcontracts the production of all of its mechanical and biological products and expects to continue to do so for the foreseeable future. The Company believes that alternative sources of manufacture and supply generally exist.

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

VNF(R) (Viral Neutralizing Factor) Vaccines

In 1993, Embrex signed multi-year agreements with SPAFAS, Inc. ("SPAFAS"), a subsidiary of Charles River Laboratories, Inc., under which SPAFAS supplies the VNF(R) component for the bursal vaccines Bursaplex(R) and Bursamune(R). In connection with this agreement, Embrex maintains appropriate inventory levels and places orders with SPAFAS to allow Embrex to satisfy anticipated customer demand for VNF(R). The regulatory approval granted by the USDA for Bursaplex(R) in January 1997 specifically covers the vaccine produced with SPAFAS-manufactured VNF(R).

The Company has granted Merial Select, Inc. ("Select") (a Merck and Aventis company) exclusive rights to manufacture, in the United States, IBD vaccines containing Embrex's VNF(R) product, known as Bursaplex(R), for Embrex to market in North America, Latin America and Asia. Embrex has also granted Ft. Dodge (a unit of American Home Products Corp.) rights to manufacture IBD vaccines containing the Company's VNF(R) product, known as Bursamune(R), to be marketed in Europe, the Middle East and Africa. Abic Ltd. has been granted similar rights to manufacture and market an IBD vaccine, known as GuMBryo(TM), in Israel. The manufacture of the IBD vaccines being produced by Select, Ft. Dodge and Abic, and the Company's VNF(R) product, generally must be performed in licensed facilities or under approved regulatory methods. Although there are other manufacturers who are capable of manufacturing IBD products and producing products such as VNF(R), a change of supplier for the Company could adversely affect Embrex's future operating results due to the time it would take a new supplier to obtain regulatory approval of its production process or manufacturing facilities. The Company seeks to minimize this exposure through multi-year supply agreements and the maintenance of adequate inventories.

Marketing and Distribution

Because of the geographical and industrial concentration of the poultry industry in the United States, Embrex markets its products and provides ongoing service directly to the industry. Embrex's marketing is focused principally on the broiler chicken segment of the poultry industry, but the Company also has adapted its products for use by, and initiated trials and entered into commercial contracts with broiler breeder companies, layer companies and a limited number of turkey producers.

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

The Company has initiated arrangements for international distribution of Bursaplex(R), subject in each case to the availability of required regulatory approvals. The Company has agreements with other parties to distribute Bursaplex(R) in Chile, Peru and Pakistan. Of these countries, regulatory approval has been granted in Peru and Pakistan. An agreement for Israel also entitles a distributor, Abic Ltd., to manufacture and market a VNF(R)-based IBD vaccine mentioned above. Subject to these agreements, the Company also will conduct international marketing directly.

Other significant poultry markets exist in Asia and Latin America. In 1997 and 1998, the Company entered into agreements with other parties to distribute Bursaplex(R) in Venezuela, Colombia, South Korea, Malaysia, Taiwan, Japan and Vietnam, subject to regulatory approvals. To date, regulatory approval for Bursaplex(R) has been granted in 16 countries besides the United States, and regulatory approval is temporary or pending in nine countries. Embrex also added staff for selected Asian and Latin American markets and installed Inovoject(R) systems on a commercial or trial basis in certain Asian markets. In 1998, Embrex established Embrex BioTech Trade (Shanghai) Co., Ltd. in China, which will focus on marketing and distribution of Embrex products in China. Also in 1998, Embrex established Embrex Inc. Sucursal Argentina, a branch office in Argentina, responsible for commercial development and customer service and support. Initially, this office will serve only Argentina, but may extend to other regional markets such as Chile, Paraguay or Uruguay. In 1999, Embrex established a subsidiary in Brazil, Inovoject do Brasil Ltda. Also, in April 1999,
Bangkok Livestock Processing Company, Ltd. began administering Bursaplex(R) using Embrex's Inovoject(R) system in Thailand.

In 1992, Embrex entered into a distribution agreement with Ishii Company, Ltd. ("Ishii"), a leading chick producer and the dominant supplier of hatchery equipment in Japan. The Japanese Ministry of Agriculture, Fisheries and Forestry granted veterinary medical device regulatory approval in 1999. Ishii is marketing the Inovoject(R) egg injection system to poultry producers throughout Japan. In December 2000, Shionogi & Co., LTD, Embrex's exclusive distributor in Japan for Bursa-BDA [NP], the Japanese product name for Bursaplex(R), successfully gained the necessary regulatory registration of the product Bursa-BDA [NP] for the Japanese market.

The Company's revenues attributable to international operations in 2000, 1999, and 1998 were 29%, 23% and 20% of the Company's consolidated revenues, respectively. The Company's identifiable assets attributable to international operations in 2000, 1999 and 1998 were 36%, 30% and 26% of the Company's consolidated assets, respectively.

The Company's gross profit attributable to international operations in 2000, 1999 and 1998 were 20%, 19% and 14% of the Company's consolidated gross profit respectively. See "Notes to Consolidated Financial Statements."

RESEARCH AND DEVELOPMENT

In 1998, Embrex opened a 12,800 square-foot research facility near the Company's headquarters. This facility has increased the Company's clinical trial capabilities. Research and development expense was $5.0 million in 1998, $5.9 million in 1999 and $6.7 million in 2000. The increase in research and development expense from 1998 to 2000 largely reflects increases in outside contract research, supplies consumption, operating activities at the new research facility, and Inovoject(R) system design and development and global technical support activity. Research and development is principally Company sponsored and funded primarily from internal sources.

GOVERNMENTAL REGULATION

Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of Embrex's products and in its on-going research and development activities. Although the use of the Inovoject(R) system is not subject to regulatory approval in the United States, animal health products being developed by Embrex and other companies must receive approval for marketing from either the USDA or the Food and Drug Administration (the "FDA") and from similar agencies in foreign countries where the Company has begun or contemplates doing business. These countries may also require approval of the Inovoject(R) system. Regulatory agencies require that products be tested and demonstrate appropriate levels of safety and efficacy. Generally, with respect to animal health products in the U.S., the USDA has regulatory authority over products which are biological in origin or which stimulate or affect an animal's immune system, and the FDA has authority over all other products. The time and cost of USDA approvals are generally less than those for FDA approvals. FDA approval generally requires more extensive animal and toxicology testing than USDA approvals and may take five or more years to obtain, whereas USDA approvals generally take one to three years to obtain. The Company's products also are subject to regulatory approval in other countries.

Management believes that compliance with environmental regulations currently has no material adverse effect on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

At December 31, 2000, Embrex employed 199 persons, 198 of whom were full-time employees, an increase of 30 persons from the 169 full-time employees at December 31, 1999.

SIGNIFICANT CUSTOMERS

Tyson Foods, Inc. ("Tyson") accounted for approximately 21% of Embrex's consolidated 2000 revenues. Based on millions of pounds of ready-to-cook poultry meat produced in 2000, Tyson accounted for approximately 23% of the broilers grown in the United States. During 1997, Tyson extended its contract with Embrex through 2004. There are no customers besides Tyson that represent 10% or greater of total revenues. However, Embrex's three largest customers, including Tyson, accounted for approximately 34% of consolidated 2000 revenues, down from 38% in 1999. The decrease in 2000 is largely the result of the expansion of the Company's customer base.

See "Risk Factors" filed as Exhibit 99 to this report.


ITEM 2. PROPERTIES

Embrex leases its corporate headquarters and research and development facilities, which occupy approximately 23,000 square feet and are located adjacent to Research Triangle Park, North Carolina. Two-thirds of the space is devoted to research and development. The lease is a fifteen-year term expiring March 31, 2002. Embrex paid an annual rent of approximately $214,000 during 2000. Annual rent increases thereafter amount to approximately 3% until expiration on March 31, 2002. In addition to research and development activities conducted at its corporate headquarters, Embrex opened a new 12,800 square-foot research facility near its headquarters in 1998. The lease is a ten-year term expiring November 14, 2007, with a five-year renewal option. The annual rent paid in 2000 was approximately $142,000, with annual increases of approximately 3% through the first ten years and approximately 4% during the five-year renewal term. During the fourth quarter 1999, Embrex entered into a six-year lease for a larger corporate headquarters and research and development facility near its present facilities. This building has been leased in two phases. The first phase encompasses approximately 20,000 square feet. The second phase encompasses another 21,000 square feet. The annual rent is approximately $400,000 for the combined space, with annual increases of approximately 3% through the initial six-year term and approximately 4% during an additional six-year renewal term. The Company intends to vacate its present corporate headquarters once the second phase is ready for occupancy during the fourth quarter of 2001.

Embrex leases approximately 3,000 square feet of warehouse space in Springdale, Arkansas, on a year-to-year basis, which is used to support the Embrex customer service function in the region. The Company also leases office and warehouse space in Braintree, Essex, England. Embrex also has access to facilities at certain universities. The use of these facilities is important to Embrex's ongoing research and development efforts.


ITEM 3. LEGAL PROCEEDINGS

In September 1996, Embrex filed a patent infringement suit in the U.S. District Court for the Eastern District of North Carolina against Service Engineering Corporation, a Maryland corporation, and Edward G. Bounds, Jr., a Maryland resident and officer of Service Engineering Corporation. The suit alleged that each of the defendants' development of an in ovo injection device, designed to compete with Embrex's patented Inovoject(R) system injection method, infringes at least one claim of U.S. Patent No. 4,458,630 exclusively licensed to Embrex for the in ovo injection of vaccines into an avian embryo (the "Sharma Patent"). Further, Embrex claimed that the defendants had violated the terms of a Consent Judgment and Settlement Agreement entered into with Embrex in November 1995 in which prior litigation was concluded with Service Engineering Corporation and Edward G. Bounds, Jr. agreeing not to engage in future activities violating the Sharma Patent. Embrex sought injunctive relief to prevent infringement of the Sharma Patent as well as monetary damages. In November 1996, Service Engineering Corporation and Edward G. Bounds, Jr., responded to Embrex's patent infringement suit by asserting various affirmative defenses and denying the substantive allegations in Embrex's complaint. This suit concluded on July 30, 1998 with a jury verdict in favor of Embrex. The verdict fully upheld the validity of all claims of the Sharma Patent, finding that the defendants had willingly infringed all asserted claims of the patent. The jury also found that Service Engineering Corporation and Edward G. Bounds, Jr., had breached the 1995 Consent Judgment and Settlement Agreement and that such breach was not in good faith. The jury awarded Embrex damages of $500,000 plus litigation expenses and court costs. The U.S. District Court for the Eastern District of North Carolina entered a Judgment in favor of Embrex on September 28, 1998, which included a monetary award of $2,612,885 and an injunction prohibiting Service Engineering Corporation and Edward G. Bounds, Jr., from practicing methods claimed in, or otherwise infringing, the Sharma Patent. Following an appeal by Service Engineering Corporation and Edward G. Bounds, Jr. to the U.S. Court of Appeals for the Federal Circuit seeking a reversal of the Judgment, in July 2000, the United States Court of Appeals for the Federal Circuit affirmed the district court's decision to award to Embrex litigation expenses plus interest valued at approximately $1.5 million. In addition, the appeals court upheld the finding that Service Engineering Corporation and Edward Bounds had willfully infringed all asserted claims of the Sharma Patent. However, the appeals court vacated the award of direct infringement damages finding that the district court erroneously awarded direct damages without proper evidence to support the award. Therefore, the appeals court remanded that award ($500,000 which was trebled) to the district court for further proceedings for determination of a reasonable royalty for the infringement of the patented method by Service Engineering Corporation and Edward G. Bounds, Jr. These proceedings were opened on August 28, 2000 and are proceeding.

On April 15, 1999, Machining Technologies, Inc. of Hebron, Maryland served on Embrex a Complaint for Declaratory Judgment against Embrex in the U.S. District Court for the District of Maryland. Machining Technologies, Inc. sought a declaration that the Sharma Patent is not infringed, invalid and/or not enforceable. Machining Technologies, Inc. was a manufacturer of egg injection machine parts to Edward G. Bounds, Jr. and Service Engineering Corporation. Embrex believed the action was without legal basis and, on June 4, 1999, filed a motion to dismiss the action. On March 7, 2000, the U.S. District Court for the District of Maryland granted Embrex's motion to dismiss this action and ordered this case closed.

See "Risk Factors" filed as Exhibit 99 to this report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq National Market under the symbol EMBX. The quarterly trading ranges of the Company's Common Stock for the last two fiscal years were as shown in the table below:

                                            Common Stock
                                            Price Per Share
                                            ---------------


Quarter Ended                              High            Low
-------------                              ----            ---

March 31, 1999                            $  5.50        $  4.13
June 30, 1999                             $  8.50        $  4.19
September 30, 1999                        $ 10.00        $  7.94
December 31, 1999                         $ 12.63        $  7.00

March 31, 2000                            $ 20.00        $ 10.75
June 30, 2000                             $ 19.88        $ 11.63
September 30, 2000                        $ 15.75        $ 10.88
December 31, 2000                         $ 17.75        $ 12.19


At February 28, 2001, there were 409 holders of record of the Common Stock. The Company has paid no dividends on any stock since inception and has no plans to pay dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF OPERATIONS BY QUARTERS (UNAUDITED)

The selected financial data below should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this report.

(In Thousands, Except Per Share Amounts)

                                                    2000                                     1999
                                                    ----                                     ----
                         Restated(1)  Restated(1)   Restated(1)
                             1st Qtr      2nd Qtr      3rd Qtr   4th Qtr    1st Qtr    2nd Qtr   3rd Qtr    4th Qtr
                             -------      -------      -------   -------    -------    -------   -------    -------
Revenues                      $9,291       $9,674       $9,727   $10,104     $8,016     $8,411    $8,249     $9,074
Operating expenses             3,511        3,581        3,526     4,448      3,314      3,551     3,250      3,923
Net income                     1,541        1,615        1,660     1,815      1,137      1,330     1,552      1,725

                                                    2000                                     1999
                                                    ----                                     ----
                         Restated(1)  Restated(1)  Restated(1)
                             1st Qtr      2nd Qtr      3rd Qtr   4th Qtr    1st Qtr    2nd Qtr   3rd Qtr    4th Qtr
                             -------      -------      -------   -------    -------    -------   -------    -------
Net income (per share of Common Stock)
             Basic             $0.19        $0.21        $0.21     $0.23      $0.14      $0.16     $0.19      $0.22
             Diluted           $0.18        $0.19        $0.19     $0.21      $0.14      $0.16     $0.18      $0.20

Number of Shares Used in Per Share
Calculation
             Basic             7,945        7,870        7,910     7,880      8,293      8,250     8,135      7,927
             Diluted           8,733        8,701        8,554     8,569      8,368      8,456     8,683      8,443

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(In Thousands, Except Per Share Amounts)                2000          1999          1998          1997          1996
                                                        ----          ----          ----          ----          ----


STATEMENTS OF OPERATIONS DATA
Revenues                                             $38,796       $33,750       $28,615       $24,789       $20,632
Research and development expenses                      6,725         5,857         4,995         4,188         4,036
Other operating expenses                               8,341         8,181         6,837         5,607         3,775
Net income                                             6,631         5,744         2,861         1,760           341
Net income per share of Common
Stock
                           Basic                       $0.84         $0.70         $0.35         $0.21         $0.05
                           Diluted                     $0.77         $0.68         $0.34         $0.21         $0.06
Number of Shares Used in Per Share
Calculation
                           Basic                       7,901         8,151         8,255         8,184         7,218
                           Diluted                     8,639         8,488         8,339         8,339         7,520

BALANCE SHEET DATA
Working capital                                       $7,695        $7,858        $8,299        $7,585        $7,552
Total assets                                          26,770        26,233        24,990        25,161        25,554
Long-term liabilities                                     37            20           644         3,278         5,814
Accumulated deficit                                 (23,698)      (30,328)      (36,072)      (38,933)      (40,693)
Shareholders' equity                                  22,660        21,035        18,805        15,741        13,309

---------------------------

(1) The Company has restated its previously reported financial statements for the first three quarters of 2000, as set forth in Note 12 of "Notes to Consolidated Financial Statements" below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this report.

Consolidated net income for 2000 was $6.6 million compared to $5.7 million in 1999 and $2.9 million in 1998. Diluted earnings per share increased from $0.34 in 1998 and $0.68 in 1999 to $0.77 in 2000. For the year ended 2000, shares outstanding on a diluted basis were 8.6 million, up from 8.5 million for the year ended 1999 and 8.3 million for the year ended 1998. The increase in diluted average shares outstanding from 1998 to 2000 is attributable primarily to the increase in the number of in-the-money stock options included in the diluted average shares outstanding calculation. This occurred due to an appreciation in the price of the Company's Common Stock, which began in the second half of 1999 and continued into 2000. The increase relating to stock options was offset in part by stock repurchases under the Company's share repurchase program described below.

REVENUES

Consolidated revenues in 2000 totaled $38.8 million, representing an increase of 15% over 1999 revenues of $33.8 million, which were 18% over 1998 revenues of $28.6 million. Inovoject(R) system revenues totaled $36.2 million in 2000 compared to $32.3 million in 1999 and $27.4 million in 1998, representing increases of 12% from 1999 to 2000, and 18% from 1998 to 1999, with the 2000 increase coming principally from additional installations of Inovoject(R) systems and increased injection activity in Europe, Asia and Latin America as well as Inovoject(R) system sales in North America and Europe.

The 2000 revenues include Inovoject(R) system lease fees derived from multi-year contracts and paid trials in the United States and foreign countries, and the sale of Inovoject(R) systems to distributors. The sale of Inovoject(R) systems to distributors may cause variability in revenue and gross profit on an annual and quarterly basis. Embrex estimates that as of December 31, 2000, it was vaccinating in excess of 80% of the estimated 8.0 billion broiler birds grown in the United States in 2000, 1999, and 1998. Given its market penetration, the Company expects only moderate Inovoject(R) systems revenue growth in this market.

Management anticipates moderate revenue and earnings growth in 2001 from existing Inovoject(R) system operations in the United States and Canada, higher revenue and earnings growth from new Inovoject(R) system leases in other countries, and sales of Bursaplex(R) product to poultry producers worldwide. However, the rate at which the marketplace will accept the Inovoject(R) system technology outside the United States and Canada, the timing of regulatory approvals of third-party vaccines for in ovo use outside the United States and Canada, start-up costs in new markets, possible variability in United States hatchery bird production as a result of grain price fluctuations, and variability in the demand for, and pricing of, U.S. poultry and poultry products both inside and outside the United States, will impact the pace of revenue growth, if any, and the sustaining of profitability from the installation and operational throughputs of Inovoject(R) systems.

Sales of Bursaplex(R), the Company's proprietary vaccine for the treatment of avian infectious bursal disease, and VNF(R) to Ft. Dodge, generated $2.3 million of product revenues in 2000 while Bursaplex sales were the principal source of $1.3 million of product revenues in 1999 and $931,000 of product revenues in 1998. This represents product revenue increases of 86% for 2000 over 1999 and 34% for 1999 over 1998. Bursaplex(R) sales alone increased 58% as continued demand in the Asian and Latin American markets out paced 1999 and the North American region began selling Bursaplex(R) to its Japanese distributor during the third quarter. The Company's ability to generate revenue from product sales has been constrained by lower levels of breeder and broiler flock vaccination rates, fewer reported incidences of bursal disease in the United States and the previously announced delay associated with Ft. Dodge's obtaining British regulatory approval for the sale of Bursamune(R) in the United Kingdom. However, in April 2000, Ft. Dodge received marketing authorization from the Veterinary Products Committee in the United Kingdom for the in ovo administration of Bursamune(R) to broiler chickens.

COST OF PRODUCT SALES AND INOVOJECT(R) REVENUES

Cost of revenues equaled 43% of total revenues in 2000 as compared to 39% and 47% of total revenues in 1999 and 1998, respectively. The increase from 1999 to 2000 is primarily attributable to the $619,000 audit adjustment due to misappropriation at the Company's Embrex Europe subsidiary (as described below under "Recent Development"). These adjustments included changes to accounts receivable and prepaid expenses, which flowed through to cost of revenue. In addition, various international start-up-operating expenses were reclassified as cost of revenue, beginning in January 2000. Operating income was not affected by the operating expense classification change.

OPERATING EXPENSES

Operating expenses totaled $15.1 million in 2000 compared to $14.0 million in 1999, and $11.8 million in 1998.

General and administrative ("G&A") expenses were $6.5 million in 2000, down 12% from $7.4 million in 1999, and up 4% from $6.2 million in 1998. The 2000 decrease was primarily due to the previously mentioned reclassification of international start-up expenses from G&A to sales and marketing and cost of revenue while the 1999 G&A increases over 1998 were primarily attributable to development costs in Asia and Latin America as well as legal expenses incurred in connection with various patent infringement lawsuits filed by the Company.

Sales and marketing expenses totaled $1.9 million in 2000 compared to $795,000 in 1999 and $633,000 in 1998. Increases during these periods resulted from growth in the Company's sales and customer service functions to support market expansion and field support of Inovoject(R) systems, as well as stepped-up international activity, principally in Europe, Asia and Latin America. The reclassification of international start-up expenses from G&A to sales and marketing also contributed to the 2000 increase.

Research and development ("R&D") expenses were $6.7 million in 2000 compared to $5.9 million in 1999 and $5.0 million in 1998. The increase in R&D expense from 1998 to 2000 largely reflects an increase in outside contract research, supplies consumption, operating expenses for the new research facility and Inovoject(R) system design and development and global technical support activity. The Company continues to manage its research and development effort to leverage its know-how, patent position, market presence and expenditures.

OTHER INCOME AND EXPENSE

Interest income totaled $180,000, $315,000, and $402,000 in years 2000, 1999, and 1998, respectively. The decreasing interest income from 1998 to 2000 resulted principally from lower cash balances, which were primarily attributable to the common stock repurchase program (described below).

Interest expense totaled $80,000 in 2000 compared to $311,000 in 1999 and $645,000 in 1998. In 2000, the decrease in interest expense reflected the repayment of approximately $565,000 of capital equipment leases. In 1999, the decrease in interest expense reflected the repayment of approximately $2.7 million of external financing, primarily in the form of equipment leases. Management expects to continue to rely on the use of internally generated funds to finance the cost of additional Inovoject(R) systems in 2001, as was the case in 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company's cash and short-term investment balances totaled $3.2 million compared to $5.1 million and $7.2 million at December 31, 1999 and 1998, respectively. The decrease reflected the ability of the

Company to fund capital expenditures with internal cash instead of equipment lease financing. Working capital decreased to $7.7 million in 2000 from $7.9 million in 1999.

During 2000, operating activities generated $10.2 million in cash, primarily due to non-cash depreciation and net income. Within investing activities, Inovoject(R) systems and equipment purchases required $6.2 million. Financing activities used $5.4 million, of which $7.0 million was used for common stock repurchases (see below) and $0.9 million was used to repay capital lease and line of credit obligations. These expenditures were partially offset by $2.5 million received for issuance of common stock, substantially all of which was issued in connection with the exercise of stock options during 2000.

In October 1998, the Company announced that the Board of Directors authorized a share repurchase program (the "1998 Repurchase Program") to purchase up to 10% of outstanding shares of Common Stock, or up to approximately 830,000 shares over 18 months, in open market or privately negotiated transactions. During the second quarter of 2000, Management was authorized by the Board of Directors to extend the stock repurchase program (the "2000 Repurchase Program"). This extension allows for the purchase up to 6% of outstanding shares, or up to approximately 500,000 shares over 18 months in open market or privately negotiated transactions. During 2000 the Company repurchased 474,400 shares of its Common Stock for $7.0 million at an average price of $14.74 per share under the 1998 Repurchase Program, which ended during the third quarter of 2000. During the entire term of the 1998 Repurchase Program, the Company repurchased 830,000 shares of its Common Stock for $9.1 million at an average price of $10.85 per share. Through December 31, 2000 the Company has purchased 144,000 shares for $2.0 million at an average price of $13.80 per share under the 2000 Repurchase Program. See "Notes to Consolidated Financial Statements."

In April 1999, the Company obtained a $6.0 million secured revolving line of credit from its bank, Branch Banking and Trust Company. This line of credit may be used for working capital purposes and was extended in October 2000 for an additional 18 months and will now expire in April 2002. At December 31, 2000, there were no outstanding borrowings under this credit facility.

Based on its current operations, management believes that the Company's available cash and cash equivalents, together with cash flow from operations and its bank line of credit, will be sufficient to meet its cash requirements as these currently exist, but may continue to explore alternative funding opportunities with respect to collaborative ventures and new product development.

RECENT DEVELOPMENT

On March 27, 2001, the Company announced that during the 2000 year-end audit, employee misappropriation and related irregularities were discovered at its European subsidiary, Embrex Europe, Ltd. These actions resulted in inflated accounts receivable and understated expenses over the course of the year, which were adjusted in cost of revenue, general and administrative, sales and marketing and income tax expenses upon completion of the audit. While revenues were not affected, net income for the year was adversely impacted by approximately $1.2 million, or $0.14 per share. After the adjustment, net income for the fourth quarter was $1.8 million and $6.6 million for the year. In order to reflect adjustments for the first three quarters, the Company has restated its previously reported financial statements for the first three quarters of 2000 as set forth in Note 12 of "Notes to Consolidated Financial Statements" below.

The Company believes that the situation uncovered in Europe involves a mid-level employee at Embrex Europe who appears to have been engaged in an elaborate scheme to divert funds and hide expenses while making the financial statements appear normal. The Company is still investigating these actions and intends to pursue all rights and remedies available. Management and the Company's accountants are reviewing company controls, but intentional acts of deceit are difficult to discover no matter what controls are in place.

FORWARD-LOOKING STATEMENTS

Information set forth in this Annual Report on Form 10-K contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "plan," "intend," "target," "anticipate," "estimate," "believe," or "continue," or the negative thereof or other variations thereof or comparable terminology.

The Company cautions that any such forward-looking statements include statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially, including without limitation the ability of the Company to penetrate new markets, the results of our accounting investigation when complete, the ability to develop new products and technology, the degree of market acceptance of new products such as but not limited to Bursaplex(R) and Bursamune(R), the outcome of the Company's patent litigation appeal, the complete commercial development of potential future products or the ability to obtain regulatory approval of the Company's products. Such approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, and potential changes in regulations. These statements are also contingent upon continued growth and production levels of the global poultry industry and the economic viability of certain markets. Additional information on these risks and other factors which could affect the Company's financial results are included in the Risk Factors described in Exhibit 99 to this report and in the Company's other filings with the SEC, including the Company's Forms 10-Q, 10-K and 8-K.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential loss arising from adverse changes in market rates and prices. The Company's primary market risk exposure is in changes in foreign currency exchange rates. Approximately 29%, 23% and 20% of our revenues for the years ended 2000, 1999 and 1998, respectively, were derived from our operations outside the United States. Our financial statements are denominated in U.S. Dollars and, accordingly, changes in the exchange rates between foreign currencies and the U.S. Dollar will affect the translation of our subsidiaries' financial results into U.S. Dollars for purposes of reporting our consolidated financial results. Prior to the 2000 fiscal year, the Company had considered its market risk for changes in foreign currency exchange rates to be immaterial.

Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders' equity were ($484,000) at December 31, 2000 as compared with ($76,000) at December 31, 1999. Our most significant foreign currency exchange rate exposure is in the British pound. To date, the Company has not utilized any derivatives or other hedging instruments to affect this exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders Embrex Inc.

We have audited the accompanying consolidated balance sheets of Embrex, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Embrex, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Raleigh, North Carolina
March 26, 2001

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                                                                              December 31,

   ASSETS                                                                              2000                  1999
                                                                                       ----                  ----
   Current Assets
              Cash and cash equivalents.....................................          $ 2,966                 $ 4,799
              Restricted cash (Note 2)......................................              275                     275
              Inventories:
                           Materials and supplies...........................            1,516                   1,562
                           Product..........................................              833                     827
              Accounts receivable - trade...................................            5,226                   4,751
   Other current assets.....................................................              951                     822
                                                                                     --------                --------

                                          Total Current Assets..............           11,767                  13,036

   Inovoject(R) Systems under construction..................................            1,325                     978

   Inovoject(R) Systems.....................................................           31,023                  27,386
              Less accumulated depreciation.................................          (22,471)                (19,804)
                                                                                     --------                --------

                                                                                        8,552                   7,582

   Equipment, furniture and fixtures........................................            8,541                   7,195
              Less accumulated depreciation.................................           (3,682)                 (2,906)
                                                                                     --------                --------

                                                                                        4,859                   4,289
   Other Assets:
              Patents and exclusive licenses of patentable
                    technology (net of accumulated amortization of $94
                    in 2000 and $108 in 1999)...............................              267                     348

   TOTAL ASSETS.............................................................          $26,770                 $26,233
                                                                                     ========                ========

   LIABILITIES AND SHAREHOLDERS'  EQUITY

   Current Liabilities......................................................
              Accounts payable..............................................            $ 677                    $538
              Accrued expenses..............................................            3,059                   2,738
              Deferred revenue..............................................              200                     584
              Product warranty accrual......................................              113                     394
              Current portion of capital lease obligations..................               23                     568
              Line of credit (Note 4).......................................                0                     356
                                                                                     --------                --------

                                          Total Current Liabilities.........            4,072                   5,178

   Capital lease obligations, less current portion (Note 3).................                0                      20

   Long-term debt, less current portion  (Note 4)...........................               37                       0

Shareholders' Equity (Notes 5, 6 and 7) Common Stock, $.01 par value per share
              Authorized 30,000,000 shares
              issued and  outstanding -
              7,879,525 net of 974,000 treasury shares and
              7,922,627 net of 499,600 treasury shares at
              December 31, 2000 and 1999, respectively......................               88                      84
Additional paid-in capital..................................................           57,700                  55,231
Accumulated other comprehensive income......................................             (447)                     37
Accumulated deficit.........................................................          (23,697)                (30,328)
Treasury stock..............................................................          (10,983)                 (3,989)
                                                                                     --------                --------

                              Total Shareholders' Equity....................           22,661                  21,035
                                                                                     --------                --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............                             $26,770                 $26,233
                                                                                     ========                ========

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)                               Year ended December 31,
                                                                       -----------------------

                                                                 2000              1999             1998
                                                                 ----              ----             ----
REVENUES
         Inovoject(R) revenue                                  $36,189           $32,314          $27,426
         Product revenue                                         2,332             1,252              931
         Other revenue                                             275               184              258
                                                               -------           -------          -------

         Total Revenues                                         38,796            33,750           28,615

Cost of Product Sales and Inovoject(R) Revenues                 16,770            13,119           13,341
                                                               -------           -------          -------

                                                                22,026            20,631           15,274

OPERATING EXPENSES
         General and administrative                              6,474             7,386            6,204
         Sales and marketing                                     1,867               795              633
         Research and development                                6,725             5,857            4,995
                                                               -------           -------          -------

         Total Operating Expenses                               15,066            14,038           11,832
                                                               -------           -------          -------

Operating Income                                                 6,960             6,593            3,442
Other Income (Expense)
         Interest income                                           180               315              402
         Interest expense                                          (80)             (311)            (645)
         Other                                                      78              (12)               38
                                                               -------           -------          -------

         Total Other Income (Expense)                              178               (8)            (205)
                                                               -------           -------          -------
         Income Before Taxes                                     7,138             6,585            3,237

Income Taxes (Note 9)                                              507               841              376
                                                               -------           -------          -------

Net Income                                                      $6,631            $5,744           $2,861
                                                               =======           =======          =======


Net Income per share of Common Stock (Note 11)
         Basic                                                   $0.84             $0.70            $0.35
         Diluted                                                 $0.77             $0.68            $0.34

Number of Shares Used in Per Share Calculation (Note 11)
         Basic                                                   7,901             8,151            8,255
         Diluted                                                 8,639             8,488            8,339

See accompanying notes.


CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                                            Year ended December 31,
                                                                                          -----------------------

                                                                                    2000              1999             1998
                                                                                    ----              ----             ----
Operating Activities
        Net income                                                                  $6,631            $5,744           $2,861
        Adjustments to reconcile net income to net cash provided
               by operating activities:
                      Depreciation and amortization                                  4,289             4,096            4,884
                      Changes in operating assets and liabilities:
                             Accounts receivable, inventories and other
                                    current assets.                                   (564)           (1,564)          (1,526)
                             Accounts payable, accrued expenses and
                                    other current liabilities                         (205)            1,331             (537)
                                                                                     -----             -----            -----

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           10,151             9,607            5,682

Investing Activities
        Purchases of Inovoject(R) systems, equipment, furniture
        and fixtures                                                                (6,167)           (5,903)          (4,850)
        (Additions)/reductions to patents and other noncurrent assets                   72              (240)             248
                                                                                        --             -----              ---

NET CASH USED IN INVESTING ACTIVITIES                                               (6,095)           (6,143)          (4,602)

Financing Activities
        Issuance of Common Stock                                                     2,473               338              107
        Net change in line of credit                                                  (356)              356              -0-
        Repayment of long-term debt                                                    -0-               (10)            (286)
        Proceeds from long-term debt                                                    37               -0-              -0-
        Proceeds from capital lease obligations                                        -0-               -0-              101
        Payments on capital lease obligations                                         (565)           (2,664)          (2,511)
        Repurchase of Common Stock                                                  (6,994)           (3,776)            (213)
                                                                                   -------           -------            -----

NET CASH USED IN FINANCING ACTIVITIES                                               (5,405)           (5,756)          (2,802)
                                                                                    ------            ------          -------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (1,349)           (2,292)          (1,722)
CURRENCY TRANSLATION ADJUSTMENTS                                                      (484)              (76)             309
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     4,799             7,167            8,580
                                                                                     -----             -----            -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $2,966            $4,799           $7,167
                                                                                    ======            ======           ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Total interest paid was $80,000, $311,000, and $645,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Total income taxes paid were $582,000, $618,000, and $277,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)


                                                                          Accumulated
                                                             Additional         Other
                                                   Common       Paid-in Comprehensive   Accumulated      Treasury
                                                    Stock       Capital        Income       Deficit         Stock         Total
                                                    -----       -------        ------       -------         -----         -----

BALANCE AT JANUARY 1, 1998                            $82       $54,788        $(196)     $(38,933)            $0       $15,741

        Stock Repurchased                                                                                    (213)         (213)
        Stock issued:
               Upon exercise of options                               1                                                       1
               Under employee stock purchase plan       1           105                                                     106

        Other Comprehensive Income, Net of Tax
               (Note 1)
               Currency translation adjustments                                   309                                       309
               Net income                                                                    2,861                        2,861
                                                     ----       -------        ------        -----           ----         -----

               Comprehensive income                                                                                       3,170
                                                                                                                          -----

BALANCE AT DECEMBER 31, 1998                           83        54,894           113      (36,072)          (213)       18,805

        Stock Repurchased                                                                                  (3,776)       (3,776)
        Stock issued:
               Upon exercise of options and issuance
               of bonus stock                           1           401                                                     402
               Under employee stock purchase plan                    87                                                      87
               Upon exercise of warrants                           (151)                                                   (151)

        Other Comprehensive Income, Net of Tax
               (Note 1)
               Currency translation adjustments                                   (76)                                      (76)
               Net income                                                                    5,744                        5,744
                                                     ----       -------        ------        -----        -------         -----

               Comprehensive income                                                                                       5,668
                                                                                                                          -----

BALANCE AT DECEMBER 31, 1999                           84        55,231            37      (30,328)        (3,989)       21,035

        Stock Repurchased                                                                                  (6,994)       (6,994)
        Stock issued:
               Upon exercise of options                 3         1,912                                                   1,915
               Under employee stock purchase plan                   198                                                     198
               Upon exercise of warrants                1            99                                                     100
               Employee Compensation                                260                                                     260
        Other Comprehensive Income, Net of Tax
               (Note 1)
               Currency translation adjustments                                  (484)                                     (484)
               Net income                                                                    6,631                        6,631
                                                     ----       -------        ------        -----           ----         -----
        Comprehensive income                                                                                              6,147
                                                                                                                          -----

BALANCE AT DECEMBER 31, 2000                        $  88     $  57,700       $  (447)  $  (23,697)    $  (10,983)    $  22,661
                                                    =====     =========       ========  ===========    ==========     =========


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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex BioTech Trade (Shanghai) Co., Ltd. and Inovoject do Brasil Ltda. (the "Company"). All significant intercompany transactions and accounts have been eliminated. Currently, non-U.S. operations account for approximately 29% of the Company's revenues.

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

FOREIGN CURRENCY TRANSLATION

All assets and liabilities in the balance sheets of the Company's foreign subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex BioTech Trade (Shanghai) Co., Ltd. and Inovoject do Brasil Ltda, are translated at year-end exchange rates except shareholders' equity which is translated at historical rates. Revenues, costs and expenses are recorded at average rates of exchange during the year. Translation gains and losses are accumulated as a component of shareholders' equity. Foreign currency transaction gains and losses are included in determining net income.

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

PRINCIPAL CUSTOMERS

Tyson Foods, Inc. ("Tyson") accounted for approximately 21%, 24% and 27% of consolidated 2000, 1999 and 1998 revenues, respectively. Based on the millions of pounds of ready-to-eat poultry meat produced in 2000, Tyson accounted for approximately 23% of the broilers grown in the United States. In 2000, Tyson was the only customer that represented greater than 10% of total revenues.

CONCENTRATION OF CREDIT RISK

The Company's principal financial instrument, subject to potential concentration of credit risk, is accounts receivable which are unsecured. As of December 31, 2000, Tyson Foods, Inc. accounted for approximately 13% of consolidated accounts receivable, and substantially all of the Company's accounts receivable are due from companies in the poultry industry.

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

The Company has granted Merial Select, Inc. ("Select") (a Merck and Aventis company) exclusive rights to manufacture, in the United States, IBD vaccines containing Embrex's proprietary VNF(R) product for Embrex to market in North America, Latin America and Asia under the trade name Bursaplex(R). In 1995, Embrex granted Cyanamid Websters, a unit of Ft. Dodge Animal Health, which is a division of American Home Products Corp. ("Ft. Dodge"), rights to manufacture and market bursal disease vaccines containing the Company's VNF(R) product to be marketed in Europe, the Middle East and Africa under the trade name Bursamune(R). Abic Ltd. has been granted similar rights to manufacture and market an IBD vaccine, known as GuMBryo(TM), in Israel. Additionally, the Company has one contract supplier of its VNF(R) product. The manufacture of the bursal disease vaccines being produced by Select, Ft. Dodge and Abic and the Company's VNF(R) product generally must be performed in licensed facilities and/or under methods approved by regulatory agencies. Although there are other manufacturers who are capable of manufacturing bursal disease products and producing products such as VNF(R), a change of suppliers could adversely effect the Company's future operating results due to the time it would take a new supplier to obtain regulatory approval of its production process and/or manufacturing facilities. The Company seeks to minimize this exposure through multi-year supply agreements and the maintenance of adequate inventories.

COMPREHENSIVE INCOME

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income (SFAS 130). This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $6.1 million, $5.7 million and $3.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Embrex's total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the years presented.

SEGMENTS

Effective January 1, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". This pronouncement superseded SFAS 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. The Company is considered to have only one operating segment based on SFAS 131. The table below presents the Company's operations by geographic area:

                              2000           1999           1998
Net Revenue:
     United States            $27,591        $26,038        $23,007
     International             11,205          7,712          5,608

Total Assets:
     United States            $17,168        $18,424        $18,610
     International              9,602          7,809          6,380

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

3.  LEASES

At December 31, 2000 and 1999, the Company had assets totaling $23,000 and $588,000, respectively, financed by capital lease agreements which expire through December 2001. Accumulated depreciation and amortization includes $9,000 and $486,000 of amortization related to these assets at December 31, 2000 and 1999, respectively. Amortization of assets financed by capital leases is included with depreciation expense.

The Company leases its facilities under a number of operating leases extending through November 2007. The Company has the option to cancel one of its operating lease agreements with the payment of a $180,000 penalty. Total rent expense was $791,000, $483,000 and $456,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

At December 31, 2000, the Company's minimum future commitments under capital and operating leases were as follows:

                                                          Operating      Capital
                                                             Leases       Leases
                                                          ---------      -------

2001                                                       $894,000       23,000
2002                                                        740,000            0
2003                                                        683,000            0
2004                                                        696,000            0
2005                                                        591,000            0
Thereafter                                                  361,000            0
                                                         ----------      -------

Total                                                    $3,965,000      $23,000
                                                         ==========      =======

Less amounts representing interest.                                      (1,000)
                                                                         -------

Present value of future minimum lease payments                           $22,000
                                                                         =======

4.  DEBT

In April 1999, the Company obtained a $6.0 million secured revolving line of credit facility from its bank, Branch Banking and Trust Company. This facility may be used for working capital purposes and was extended in October 2000 for an additional 18 months and will now expire in April 2002. The entire unpaid balance of the line of credit then-outstanding plus accrued interest is due in full at maturity. Borrowings drawn down under this facility bear interest at a rate over LIBOR and are collateralized by a security interest in the Company's inventory and accounts receivable. At December 31, 2000, there were no outstanding borrowings under this credit facility.

A $10,000 note from the State of North Carolina with an interest rate of 8.75% was repaid along with accrued interest in 1999.

5.  SHAREHOLDERS' EQUITY

At December 31, 2000, the Company had reserved a total of 2,315,511 shares of its Common Stock for future issuance as follows:

For exercise of warrants to purchase Common Stock...................      15,000
For exercise of Common Stock options and Bonus Stock................   2,212,290
For possible future issuance to employees and others
under employee stock purchase plans.................................      88,221
                                                                          ------

Total reserved......................................................   2,315,511
                                                                       =========


At December 31, 2000, the Company had issued and outstanding warrants to purchase Common Stock as follows:

                                                              Date through Which
                Exercise Price       Shares Reserved for            Warrants are
                     Per Share      Exercise of Warrants             Exercisable
                --------------      --------------------      ------------------

                         $9.02                  15,000                6/9/01


In October 1998, the Company announced that the Board of Directors authorized a share repurchase program (the "1998 Repurchase Program") to purchase up to 10% of outstanding shares of Common Stock, or up to approximately 830,000 shares over 18 months, in open market or privately negotiated transactions. During the second quarter of 2000, Management was authorized by the Board of Directors to extend the stock repurchase program (the "2000 Repurchase Program"). This extension allows for the purchase up to 6% of outstanding shares, or up to approximately 500,000 shares over 18 months in open market or privately negotiated transactions. During 2000 the Company repurchased 474,400 shares of its Common Stock for $7.0 million at an average price of $14.74 per share under the 1998 Repurchase Program, which ended during the third quarter of 2000. During the entire term of the 1998 Repurchase Program, the Company repurchased 830,000 shares of its Common Stock for $9.1 million at an average price of $10.85 per share. Through December 31, 2000 the Company has purchased 144,000 shares for $2.0 million at an average price of $13.80 per share under the 2000 Repurchase Program.

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

Stock option information with respect to all of the Company's stock option plans follows:


                                                                 Number              Option Price        Expiration
                                                              of Shares           Range per Share              Date
                                                              ---------           ---------------         ---------

Balance at December 31, 1997, outstanding
options                                                       1,038,698            $2.00 to $8.75         1998-2007
         Granted                                                307,495           $5.00 to $6.375
         Exercised                                              (3,900)                     $2.00
         Canceled                                              (47,754)           $5.375 to $7.00

Balance at December 31, 1998, outstanding
options                                                       1,294,539            $2.00 to $8.75         1999-2008
         Granted                                                340,416          $4.625 to $6.125
         Exercised                                            (159,513)            $2.00 to $7.00
         Canceled                                              (75,412)          $5.125 to $7.125

Balance at December 31, 1999, outstanding
options                                                       1,400,030            $2.00 to $8.75         2000-2009
         Granted                                                407,328          $10.50 to $17.25
         Exercised                                            (354,692)           $2.00 to $10.50
         Canceled                                              (80,996)           $5.00 to $10.50


Balance at December 31, 2000, outstanding
options                                                       1,371,670           $2.00 to $17.25         2001-2010

An amendment in May 2000 to the Company's Incentive Stock Option and Nonstatutory Stock Option Plan increased the authorized grant of options to company personnel from 1.9 million shares of common stock up to 2.6 million shares. All options granted have ten-year terms and a four-year vesting schedule.

Pro forma information regarding net income and income per share is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:


                                  2000               1999                1998
                                  ----               ----                ----
Risk free interest rate           6.62%              4.76%               4.92%
Dividends                         ----               ----                ----
Volatility factor                0.500              0.500               0.305


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

For the year ended December 31

                                           2000              1999          1998
                                           ----              ----          ----

Pro forma net income (in thousands)      $5,464            $5,017        $2,212

Pro forma basic income per share.         $0.69             $0.62         $0.27

At December 31, 2000, 1999 and 1998, exercisable options for 727,789, 857,962 and 791,468 shares, respectively were outstanding.

The weighted average remaining contractual life of those options is 6.7 years. The weighted average exercisable price of outstanding options at December 31, 2000 is $7.14.

7.  EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan for its U.S.-based employees (the "U.S. Purchase Plan") and a similar plan for its employees outside the U.S. (the "Non-U.S. Purchase Plan") to provide an additional opportunity for the Company's employees to share in the ownership of the Company. Under terms of both plans, all regular full-time employees of the Company (or the Company's subsidiaries) may make voluntary payroll contributions thereby enabling them to purchase Common Stock. Contributions are limited to 20% of an employee's compensation. An amendment in May 2000 to the Company's Purchase Plans increased the maximum number of shares of Common Stock that may be purchased under the U.S. Purchase Plan from 100,000 to 200,000. Shares issued under the Non-U.S. Purchase Plan decrease the number of shares that may be issued under the U.S. Purchase Plan by a corresponding amount. Thus, the maximum number of shares that may be issued under both Purchase Plans together shall not exceed 200,000. The purchase price of the stock is the lesser of 85% of the Fair Market Value on the first business day of the Purchase Period or 85% of the Fair Market Value on the date of exercise which can be at any time during the Plan year.

Under the Purchase Plans, during 2000, 1999 and 1998, 23,418, 21,074 and 20,594 shares of Common Stock, respectively, were purchased. To date, 111,779 shares of Common Stock have been purchased.

8.  401(K) RETIREMENT SAVINGS PLAN

The Company has a 401(k) plan which is available to all employees upon employment who are at least 18 years of age. Employer contributions are voluntary at the discretion of the Company.

Company contributions amounted to $178,436, $74,542 and $62,988 for the years ended December 31, 2000, 1999 and 1998, respectively.

9.  INCOME TAXES

The components of income tax expense for the year ended December 31 are as follows:

                               2000                 1999                  1998
                               ----                 ----                  ----
Current:
Federal                    $154,000             $348,000              $197,000
State                        77,000              169,000                34,000
Foreign                     276,000              324,000               145,000
                            -------              -------               -------

                           $507,000             $841,000              $376,000
                           ========             ========              ========


The Company's consolidated effective tax rate differed from the statutory rate as set forth below for the year ended December 31:


                                                              2000                 1999                  1998
                                                              ----                 ----                  ----

Federal taxes at statutory rate                         $2,427,000           $2,178,000            $1,101,000
State and local income taxes, net of Federal
        benefit                                            286,000              321,000               162,000
Non-deductible expenses                                   (138,000)             488,000                75,000


Foreign losses for which no benefit has been
        recognized                                         203,000              (67,000)              230,000
Change in valuation allowance                           (2,547,000)          (2,403,000)           (1,337,000)
Alternative minimum and foreign withholding
        taxes                                              276,000              324,000               145,000
                                                           -------              -------               -------

                                                          $507,000             $841,000              $376,000
                                                          ========             ========              ========

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has no deferred tax liabilities. Significant components of the Company's deferred tax assets are as follows:

                                                                                      At December 31,
                                                                                      ---------------

                                                                                2000                  1999
                                                                                ----                  ----
\Deferred tax assets:
        Book over tax depreciation and amortization                       $  486,000               $88,000
        Net operating loss carryforwards                                   4,230,000             7,450,000
        Research and experimental tax credit carryforwards                 2,754,000             2,487,000
        Charitable contributions carryforward                                 31,000                27,000
        Accrued liabilities and reserves                                      99,000               245,000
        Alternative Minimum Tax credit carryforward                          350,000               200,000
                                                                         -----------          ------------

        Total deferred tax assets                                         $7,950,000           $10,497,000
Valuation allowance for deferred tax assets                              ($7,950,000)         ($10,497,000)
                                                                         -----------          ------------

        Net deferred tax assets                                           $        0           $         0
                                                                         ===========          ============

During 2000 and 1999, the valuation allowance decreased by $2,547,000 and $2,403,000, respectively.

At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $11.1 million which are available to offset future taxable income. These net operating loss carryforwards expire during the years 2001 through 2006. Any loss carryforward amounts exceeding the limitation can be carried forward to future years within the carryforward period.

In addition, the Company has Research and Experimental Tax Credit carryforwards totaling approximately $2.8 million which are available to offset future federal income taxes. These credits expire during the years 2001 through 2014.

10.  COMMITMENTS AND CONTINGENCIES

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

11.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):


                                                                   2000          1999          1998
                                                                   ----          ----          ----
Numerator:
Net Income Available To Common Stockholders                      $6,631        $5,744        $2,861
        Effect of dilutive securities:

        Numerator for diluted earnings per share-income
        available to common stockholders after assumed
        conversions                                              $6,631        $5,744        $2,861
                                                                 ======        ======        ======

Denominator:
Denominator for basic net income per share--weighted
-average                                                          7,901          8,151        8,255

        Effect of Dilutive Securities:
               Employee Stock Options                               714            336           84
               Warrants                                              24              1            0
                                                                     --              -            -

                      Dilutive Potential Shares                     738            337           84

               Denominator for diluted net income per
                      share--adjusted weighted-average shares
                      and assumed conversions                     8,639          8,488        8,339
                                                                  =====          =====        =====


Basic net income per share                                        $0.84          $0.70        $0.35
                                                                  =====          =====        =====


Diluted net income per share                                      $0.77          $0.68        $0.34
                                                                  =====          =====        =====


12.  RESTATED QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

Condensed Statements of Quarterly Operations (Unaudited)
(In thousands except per share amounts)


                                       March 31, 2000                       June 30, 2000                  September 30, 2000
                                    Previously                           Previously                     Previously
                                    Reported        Restated(1)           Reported    Restated(1)        Reported     Restated(1)
                                -----------------------------     --------------------------------  -------------------------------
Revenues                                $9,291        $9,291              $9,674        $9,674             $9,727       $9,727
Cost of revenues                         3,898         4,049               4,160         4,311              4,222        4,373
                                ---------------  ------------     ---------------  ------------     --------------   ----------
 Gross profit                            5,393         5,242               5,514         5,363              5,505        5,354
Operating expenses
  General & Administrative               1,408         1,575               1,420         1,587              1,341        1,508
  Sales & Marketing                        441           448                 412           419                443          450
  Research & Development                 1,488         1,488               1,576         1,575              1,568        1,568
                                ---------------  ------------     ---------------  ------------     --------------   ----------
Total operating expenses                 3,337         3,511               3,408         3,581              3,352        3,526
                                ---------------  ------------     ---------------  ------------     --------------   ----------
Operating profit                         2,056         1,731               2,106         1,782              2,153        1,828
Other (income) expense                     (23)          (23)                (30)          (30)                 6            6
                                ---------------  ------------     ---------------  ------------     --------------   ----------
Income before taxes                      2,079         1,754               2,137         1,812              2,147        1,822
Income taxes                               236           213                 220           197                185          162
                                ---------------  ------------     ---------------  ------------     --------------   ----------
Net income                              $1,843        $1,541              $1,917        $1,615             $1,962       $1,660
                                ===============  ============     ===============  ============     ==============   ==========
Net income per share:
 Basic                                    0.23          0.19                0.24          0.21               0.25         0.21
 Diluted                                  0.21          0.18                0.22          0.19               0.23         0.19

Number of shares of Common
Stock used in per share calculation:
 Basic                                   7,945         7,945               7,870         7,870              7,910        7,910
 Diluted                                 8,733         8,733               8,701         8,701              8,554        8,554


Consolidated Quarterly Balance Sheets (Unaudited)
(Dollars in thousands)

                                                                     March 31, 2000         June 30, 2000      September 30, 2000
                                                                 Previously            Previously             Previously
                                                                  Reported Restated(1)  Reported  Restated(1)  Reported  Restated(1)
                                                                 --------- -----------  --------  -----------  --------- -----------
ASSETS
Current Assets
     Cash and cash equivalents                                     $ 4,442   $ 4,424     $ 1,638    $ 1,602     $ 1,731    $ 1,677
     Restricted Cash                                                   275       275         275        275         275        275
     Accounts Receivable - trade                                     4,777     4,416       5,021      4,299       5,421      4,338
     Inventories:
       Materials and supplies                                        1,396     1,396       1,471      1,471       1,455      1,455
       Product                                                         805       860         674        784         596        762
Other current assets                                                 1,394     1,302       1,646      1,460       1,994      1,716
                                                                  --------- ---------  ---------- ----------  ----------  ---------
       Total Current Assets                                       $ 13,089  $ 12,673    $ 10,725   $  9,891    $ 11,472   $ 10,223

INOVOJECT Systems Under Construction                                 1,033     1,028       1,237      1,227       1,321      1,306

INOVOJECT Systems                                                   28,092    28,092      29,131     29,131      30,162     30,162
     Less accumulated depreciation                                 (20,477)  (20,475)    (21,089)   (21,085)    (21,742)   (21,736)
                                                                  --------- ---------  ---------- ----------  ----------  ---------
                                                                     7,615     7,617       8,042      8,046       8,420      8,426

Equipment, Furniture, and Fixtures                                   7,627     7,627       8,291      8,291       8,559      8,559
     Less accumulated depreciation and amortization                 (3,137)   (3,137)     (3,474)    (3,474)     (3,779)    (3,779)
                                                                  --------- ---------  ---------- ----------  ----------  ---------
                                                                     4,490     4,490       4,817      4,817       4,780      4,780

Other Assets:
     Patents and exclusive licenses of patentable technology           425       425         377        377         368        367

                                                                  --------- ---------  ---------- ----------  ----------  ---------
Total Assets                                                      $ 26,652  $ 26,233    $ 25,198   $ 24,358    $ 26,361   $ 25,102
                                                                  ========= =========  ========== ==========  ==========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                $ 307     $ 307       $ 624      $ 624       $ 662      $ 662
     Accrued expenses                                                2,890     2,837       3,308      3,202       3,003      2,844
     Deferred revenue                                                  382       382         198        198          28         28
     Warranty accrual                                                  401       337         404        274         410        215
     Current portion of capital lease obligations                      263       263         117        117          31         31
     Line of Credit                                                  2,029     2,029         209        209         936        936
                                                                  --------- ---------  ---------- ----------  ----------  ---------
       Toatal Current Liabilities                                  $ 6,272   $ 6,155     $ 4,860    $ 4,624     $ 5,070    $ 4,716
                                                                  --------- ---------  ---------- ----------  ----------  ---------

Capital Lease Obligations, less current portion                         20        20          20         20          20         20
Long-Term Debt, less current portion                                     0         0           0          0          35         35
Shareholders' Equity
     Common stock, $.01 par value:
       Authorized - 30,000,000 shares
       Issued and outstanding -
         7,903,990 net of 718,300 treasury shares at
           March 31, 2000
         7,885,835 net of 866,800 treasury shares at
           June 30, 2000
         7,889,100 net of 974,000 treasury shares at
           September 30, 2000                                           86        86          86         86          87         87
Additional paid-in capital                                          56,126    56,126      56,642     56,642      57,141     57,141
Accumulated other comprehensive income                                   9         9           0       (309)          -       (403)
Accumulated deficit                                                (28,485)  (28,785)    (26,878)   (27,172)    (25,009)   (25,512)
Treasury stock                                                      (7,376)   (7,376)     (9,533)    (9,533)    (10,983)   (10,982)
                                                                  --------- ---------  ---------- ----------  ----------  ---------
     Total Shareholders' Equity                                     20,360    20,060      20,318     19,714      21,236     20,331
                                                                  --------- ---------  ---------- ----------  ----------  ---------
Total Liabilities and Shareholders' Equity                        $ 26,652  $ 26,233    $ 25,198   $ 24,358    $ 26,361   $ 25,102
                                                                  ========= =========  ========== ==========  ==========  =========

Statements of Cash Flows (Unaudited)
(in thousands)

                                                                    Three Months Ended     Six Months Ended     Nine Months Ended
                                                                      March 31, 1999        June 30, 1999       September 30, 1999
                                                                 Previously             Previously            Previously
                                                                  Reported  Restated(1)  Reported  Restated(1) Reported  Restated(1)
                                                                  --------- -----------  --------  ----------- --------- -----------
Operating activities
Net Income                                                          $ 1,843    $1,541      $3,760    $3,156     $5,722    $4,816
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Depreciation & Amortization                                        1,069     1,070       2,296     2,296      3,372     3,372
   Changes in operating assets and liabilities:
      Accounts receivable, inventories, and other current assets       (410)      (12)       (850)      (52)    (1,506)     (309)
      Accounts payable, accrued expenses                               (273)     (364)        307        71       (124)     (478)

                                                                    ---------  ---------  ---------  ---------  --------- ---------
   Net cash provided by operating activites                           2,229     2,235       5,513     5,471      7,464     7,401
                                                                    ---------  ---------  ---------  ---------  --------- ---------

Investing activities

Purchase of INOVOJECT systems, equipment, furniture, and fixtures    (1,356)   (1,354)     (3,538)   (3,532)    (5,037)   (5,028)
Decrease in patents and other noncurrent assets                         (79)      (79)        (34)      (34)       (26)      (26)

                                                                    ---------  ---------  ---------  ---------  --------- ---------
Net cash used in investing activities                                (1,435)   (1,433)     (3,572)   (3,566)    (5,063)   (5,054)
                                                                    ---------  ---------  ---------  ---------  --------- ---------

Financing Activities

Issuance of common stock                                                896       897       1,413     1,413      1,913     1,913
Additions to short-term debt                                          1,672     1,673        (147)     (147)       580       580
Payments on long-term debt                                                -       (27)          5       (27)         8         8
Payments on capital lease obligation                                   (305)     (305)       (483)     (451)      (537)     (537)
Repurchase of Common Stock                                           (3,387)   (3,387)     (5,544)   (5,544)    (6,993)   (6,993)

                                                                    ---------  ---------  ---------  ---------  --------- ---------
Net Cash used in financing activities                                (1,124)   (1,149)     (4,756)   (4,756)    (5,029)   (5,029)
                                                                    ---------  ---------  ---------  ---------  --------- ---------

Increase in cash and cash equivalents                                  (330)     (347)     (2,815)   (2,851)     2,628)   (2,682)
Currency Translation Adjustment                                         (27)      (28)       (346)     (346)      (440)     (440)
Cash and cash equivalents at beginning of year                        4,799     4,799       4,799     4,799      4,799     4,799

                                                                    ---------  ---------  ---------  ---------  --------- ---------
Cash and cash equivalents at end of period                          $ 4,442    $4,424      $1,638    $1,602     $1,731    $1,677
                                                                    =========  =========  =========  =========  ========= =========

(1) On March 27, 2001, the Company announced that during the 2000 year-end audit, employee misappropriation and related irregularities were discovered at its European subsidiary, Embrex Europe, Ltd. These actions resulted in inflated accounts receivable and understated expenses over the course of the year, which were adjusted in cost of revenue, general and administrative, sales and marketing and income tax expenses upon completion of the audit. While revenues were not affected, net income for the year was adversely impacted by approximately $1.2 million, or $0.14 per share. After the adjustment, net income for the fourth quarter was $1.8 million and $6.6 million for the year.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the executive officers and directors is incorporated by reference from the Company's Proxy Statement (under the headings "Management" and "Proposal 1: Election of Directors," respectively), with respect to the Annual Meeting of Shareholders to be held on May 17, 2001, to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company's Proxy Statement (under the heading "Executive Compensation"), with respect to the Annual Meeting of Shareholders to be held on May 17, 2001, to be filed with the Securities and Exchange Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference from the Company's Proxy Statement (under the heading "Share Ownership of Management and Certain Beneficial Owners"), with respect to the Annual Meeting of Shareholders to be held on May 17, 2001, to be filed with the Securities and Exchange Commission.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1). The financial statements listed below are included in Item 8 of this report.

Report of Independent Auditors

Financial Statements

         Consolidated Balance Sheets at December 31, 2000 and 1999

         Consolidated Statements of Operations for each of the three years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for each of the three years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

(a)(2).  Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts

(a)(3). The exhibits listed below are filed as part of this report. Executive compensation plans and arrangements are listed in Exhibits 10.14 through 10.42.

Exhibits                               Description

3.1(1)                                 Restated Articles of Incorporation

3.2(2) Articles of Amendment to Restated Articles of Incorporation, effective March 21, 1996

3.3(3) Articles of Amendment to Restated Articles of Incorporation, effective May 28, 1996

3.4(4)                                 Amended and Restated Bylaws,
                                       effective September 21, 2000

4.1                                    Reference is made to Exhibits 3.1,
                                       3.2, 3.3 and 3.4

4.2(5)                                 Specimen of Common Stock
                                       Certificate


4.3(6) Rights Agreement dated as of March 21, 1996 between Embrex and Branch Banking and Trust Company, as Rights Agent

10.1(7)                                License Agreement dated December
                                       11, 1991, between Embrex and the National
                                       Technical Information Service, a Primary operating unit of the United States Department of Commerce

10.2(7)                                Collaborative Research Agreement
                                       dated January 17, 1989 between Embrex and the University of Arkansas

10.3(7)                                License Agreement dated October
                                       1, 1998 between Embrex and the National
                                       Technical Information Service, a Primary operating unit of the United States Department of Commerce

10.4(7)                                Lease Agreement dated December 9,
                                       1986 between Embrex, as tenant, and
                                       Imperial Center Partnership and Petula
                                       Associates, Ltd., as landlord, as amended by First Amendment dated June 11, 1987, Second Amendment dated December 1, 1988, and Third Amendment dated May 2, 1989

10.5(5)                                Fourth Amendment of Lease dated
                                       October 1, 1994 between the Company and
                                       Glaxo Inc. (as successor in interest to
                                       Imperial Center Partnership and Petula
                                       Associates, Ltd.)

10.6(5)                                Fifth Amendment of Lease dated
                                       December 13, 1996 between the Company and
                                       Glaxo Wellcome Inc. (as successor in
                                       interest to Glaxo Inc.)

10.7(8)                                Lease for Royal Center II dated
                                       October 13, 1997 between the Company and
                                       Petula Associates, Ltd.

10.8(16)                               Sublease Agreement dated October
                                       1, 1999, between Embrex, as subtenant,
                                       and Wandel & Goltermann Technologies,
                                       Inc., as sublandlord

10.9(16)                               First Amendment to Sublease
                                       Agreement dated February 29, 2000, among
                                       Wandel & Goltermann Technologies, Inc.,
                                       Embrex and W & G Associates

10.10(7)                               Facility Agreement dated March
                                       1, 1991, between Embrex and Mississippi
                                       Agriculture and Forestry Experiment
                                       Station, Mississippi State University

10.11(7)                               Unrestricted Grant Agreement
                                       dated April 1, 1988, between Embrex and
                                       North Carolina State University, as
                                       Amended by Amendment dated September 15,
                                       1989 and Amendment dated April 22, 1991

10.12(7)                               Unrestricted Grant Agreement
                                       dated November 1, 1986, between Embrex
                                       and North Carolina State University, as
                                       Amended by Amendment dated May 3, 1989,
                                       Amendment dated September 15, 1989, and
                                       Amendment dated April 22, 1991

10.13(7)                               Basic Research Agreement dated
                                       October 24, 1989, between Embrex and
                                       University of Arkansas, as amended on
                                       October 23, 1990, February 1, 1991 and
                                       July 22, 1991

10.14(7) 1988 Incentive Stock Option Plan and form of Incentive Stock Option Agreement

10.15(7)                               1989 Nonstatutory Stock Option
                                       Plan and form of Nonstatutory Stock
                                       Option Agreement

10.16(7)                               1991 Nonstatutory Stock Option
                                       Plan and form of Nonstatutory Stock
                                       Option Agreement

10.17(9)                               Incentive Stock Option and
                                       Nonstatutory Stock Option Plan and forms of Stock Option Agreements - June 1993

10.18(3) Amendment dated May 16, 1996 to Incentive Stock Option and Nonstatutory Stock Option Plan - June 1993

10.19(10)                              Amended and Restated Incentive
                                       Stock Option and Nonstatutory Stock
                                       Option Plan - May 1998

10.20(13)                              Amended and Restated Incentive
                                       Stock Option and Nonstatutory Stock
                                       Option Plan - January 1999 and form Of
                                       Stock Option Agreement

10.21(11)                              Amended and Restated Incentive
                                       Stock Option and Nonstatutory Stock
                                       Option Plan - July 2000

10.22(5)                               Amended and Restated Employee
                                       Stock Purchase Plan - November 1996

10.23(11)                              Amended and Restated Employee
                                       Stock Purchase Plan - July 2000

10.24(11)                              Amended and Restated Employee
                                       Stock Purchase Plan for Non-U.S.
                                       Employees - July 2000

10.25(7)                               Employment Agreement dated
                                       November 15, 1989, between Embrex and
                                       Randall L. Marcuson

10.26(5)                               Amendment to Employment
                                       Agreement dated May 21, 1996 between
                                       Embrex and Randall L. Marcuson

10.27(5) Change In Control Severance Agreement dated May 21, 1996 between Embrex and Randall L. Marcuson

10.28(12)                              Amendment to Change in Control
                                       Severance Agreement dated October 1, 1998 between Embrex and Randall L. Marcuson

10.29(7)                               Employment Agreement dated
                                       October 16, 1989, between Embrex and
                                       Catherine A. Ricks

10.30(5) Change In Control Severance Agreement dated May 21, 1996 between Embrex and Catherine A. Ricks

10.31(12)                              Amendment to Change in Control
                                       Severance Agreement dated October 1, 1998 between Embrex and Catherine A. Ricks

10.32(2) General Provisions to Employment Agreement between Embrex and Brian V. Cosgriff dated August 18, 1995

10.33(5) Change In Control Severance Agreement dated May 21, 1996 between Embrex and Brian V. Cosgriff

10.34(12)                              Amendment to Change in Control
                                       Severance Agreement dated October 1, 1998 between Embrex and Brian V. Cosgriff

10.35(2)                               Terms and Conditions of
                                       Employment between Embrex Europe Limited and David M. Baines dated May 12, 1994

10.36(5) Change In Control Severance Agreement dated June 9, 1996 between Embrex and David M. Baines

10.37(12)                              Amendment to Change in Control
                                       Severance Agreement dated October 1, 1998 between Embrex and David M. Baines

10.38(5)                               Letter Agreement and General
                                       Provisions to Employment Agreement dated
                                       August 20, 1996 between Embrex and DonT.
                                       Seaquist and Amendment to Employment
                                       Agreement dated September 9, 1996 between
                                       Embrex and Don T. Seaquist

10.39(5)                               Change In Control Severance
                                       Agreement dated September 9, 1996 between
                                       Embrex and Don T. Seaquist

10.40(12)                              Amendment to Change in Control
                                       Severance Agreement dated October 1, 1998 between Embrex and Don T. Seaquist

10.41(12)                              Letter Agreement and General
                                       Provisions to Employment Agreement dated
                                       February 3, 1999 between Embrex and Brian
                                       C. Hrudka

10.42(12)                              Change In Control Severance
                                       Agreement dated March 24, 1999 between
                                       Embrex and Brian C. Hrudka

10.43(13)                              Agreement among Embrex, Micro
                                       Cap Partners, L.P., Palo Alto Investors,
                                       Inc., Walter Smiley and William L.
                                       Edwards dated as of April 18, 1999

10.44(13)                              Indemnification Agreement among
                                       Embrex, Randall L. Marcuson, Charles E.
                                       Austin, C. Daniel Blackshear, Lester M.
                                       Crawford, Peter J. Holzer, Kenneth N.
                                       May, and Arthur M. Pappas dated as of
                                       April 1, 1999

10.45(15)                              Letter Agreement among Embrex,
                                       Micro Cap Partners, L.P., Palo Alto
                                       Investors, Inc., and William L. Edwards
                                       dated as of February 11, 2000

10.46(8)                               Inovoject(R) Egg Injection System
                                       Lease, Limited License, Supply and
                                       Service Agreement dated September 1, 1994 between Embrex and Tyson Foods, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.47(8)                               Amendment dated March 26, 1997 to
                                       the Inovoject(R) Egg Injection System
                                       Lease, Limited License, Supply and
                                       Service Agreement dated September 1, 1994 between Embrex and Tyson Foods, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.48(2)                               Limited License and Supply
                                       Agreement dated as of July 20, 1995
                                       between Embrex and Webster

10.49(5)                               Amendments dated August 1, 1996
                                       and November 11, 1996 to Limited License and Supply Agreement dated as of July 20, 1995 between Embrex and Webster

10.50(2)                               Agreement dated as of January
                                       22, 1996 between Embrex and Select

10.51(2)                               Letter Agreement dated as of
                                       January 22, 1996 between Select and
                                       Embrex

10.52(2)                                License dated as of January 22,
                                       1996 granted by Select to Embrex

10.53(2)                               Stock Purchase Warrant dated
                                       June 9, 1995 issued to Financing for
                                       Science International, Inc.

10.54(14)                              Loan Agreement between Embrex
                                       and Branch Banking and Trust Company
                                       dated as of April 7, 1999

21                                     Subsidiaries

23 Consent of Ernst & Young LLP to the inclusion in the Annual Report (Form 10-K) of Embrex, Inc. of their report dated March 26, 2001 with respect to the consolidated financial statements, schedule of Embrex, Inc., and subsidiaries, the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-18231 and 333-31811) and the Registration Statements on Form S-8 (Nos. 33-51582, 33-63318, 333-04109, 333-56279 and
                                       333-42676) of their report dated
                                       March 26, 2001 with respect to the
                                       consolidated financial statements and
                                       schedule of Embrex, Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2000.

24                                     Powers of Attorney (included in the
                                       signature page for this report)

99                                     Risk Factors relating to the Company



(1) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for fiscal year ending December 31, 1991 and incorporated herein by reference

(2) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1995 and incorporated herein by reference

(3) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended June 30, 1996 and incorporated herein by reference

(4) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended September 30, 2000 and incorporated herein by reference

(5) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1996 and incorporated herein by reference

(6) Exhibit to the Company's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on March 22, 1996 and incorporated herein by reference

(7) Exhibit to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Registration No. 33-42482) effective November 7, 1991 and incorporated herein by reference

(8) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1997 and incorporated herein by reference

(9) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1992 and incorporated herein by reference

(10) Exhibit to the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission (Registration No. 333-56279) effective June 8, 1998 and incorporated herein by reference

(11) Exhibit to the Company's Form S-8 as filed with the Securities and Exchange Commission on July 31, 2000 and incorporated herein by reference

(12) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1998 and incorporated herein by reference

(13) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended March 31, 1999 and incorporated herein by reference

(14) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended June 30, 1999 and incorporated herein by reference

(15) Exhibit to the Company's Form 8-K as filed with the Securities and Exchange Commission on February 22, 2000 and incorporated herein by reference

(16) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1999 and incorporated herein by reference


(b). No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000.

                        SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EMBREX, INC.

                                             /s/   Randall L. Marcuson
                                             By:________________________
Date :              March 30, 2001                 Randall L. Marcuson
                                                   President and Chief Executive
                                                   Officer


We, the undersigned directors and officers of Embrex, Inc. (the "Company"), do hereby constitute and appoint Randall L. Marcuson and Don T. Seaquist or either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution, to execute and deliver an Annual Report on Form 10-K pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Act"), with respect to the year ended December 31, 2000, to be filed with the Securities and Exchange Commission, and to do any and all acts and things and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or either of them, may deem necessary or advisable to enable the Company to comply with the Act and any rules, regulations, and requirements of the Securities and Exchange Commission in connection with such Report, including without limitation the power and authority to execute and deliver for us or any of us in our names and in the capacities indicated below any and all amendments to such Report; and we do hereby ratify and confirm all that the said attorneys-in-fact and agents, or either of them, shall do or cause to be done by virtue of this power of attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                         Title                                   Date
---------                                         -----                                   ----

/s/ Randall L. Marcuson                   President, Chief Executive Officer        March 30, 2001
-----------------------                   and Director
Randall L. Marcuson

/s/ Don T. Seaquist                       Vice President, Finance and               March 30, 2001
-------------------                       Administration (Principal Financial
Don T. Seaquist                           and Accounting Officer)


/s/ C. Daniel Blackshear                  Director                                  March 30, 2001
------------------------
C. Daniel Blackshear

/s/ Lester M. Crawford                    Director                                  March 30, 2001
----------------------
Lester M. Crawford, D.V.M. Ph.D.

/s/ Peter J. Holzer                       Director                                  March 30, 2001
-------------------
Peter J. Holzer

/s/ Kenneth N. May                        Director                                  March 30, 2001
------------------
Kenneth N. May, Ph.D.


/s/ Arthur M. Pappas                      Director                                  March 30, 2001
--------------------
Arthur M. Pappas

/s/ Walter V. Smiley                      Director                                  March 30, 2001
--------------------
Walter V. Smiley

FINANCIAL STATEMENT SCHEDULE

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   EMBREX, INC. AND CONSOLIDATED SUBSIDIARIES

                                                          ADDITIONS
                                                    (1)             (2)
                              BALANCE AT          CHARGED TO     CHARGED TO                    BALANCE AT
                              BEGINNING OF        COSTS AND      OTHER                         END OF
DESCRIPTION                   PERIOD              EXPENSES       ACCOUNTS       DEDUCTIONS     PERIOD
-----------                   ------------        ----------     ----------     ----------     ----------

YEAR ENDED DECEMBER 31, 2000

Allowance for doubtful accounts    $171,306       $90,346(b)     0              $(66,114)(b)   $195,538
Inventory valuation allowance       447,988        72,287(b)     0              (325,866)(b)    194,409
Amortization of intangible assets    83,907         9,543(b)     0                     0         93,450

YEAR ENDED DECEMBER 31, 1999

Allowance for doubtful accounts    $133,521       $66,231(a)     0              $(28,446)(a)   $171,306
Inventory valuation allowance       585,049       110,000(a)     0              (247,061)(a)    447,988
Amortization of intangible assets    74,364         9,543(a)     0                     0         83,907

YEAR ENDED DECEMBER 31, 1998

Allowance for doubtful accounts    $ 48,665       $94,227(a)     0              $ (9,371)(a)   $133,521
Inventory valuation allowance       333,416       313,924(a)     0               (62,309)(a)    585,049
Amortization of intangible assets    79,952        55,143(a)     0               (60,731)(c)     74,364


(a) Specific account write offs.
(b) To adjust allowance for change in estimates.
(c) Not fully amortized - intangible asset write off.