Form 10-Q
period 2001-03-31
EMBREX INC/NC
filed 2001-05-11
CIK 878725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

The number of shares of Common Stock, $0.01 par value, outstanding as of April 30, 2001 was 8,022,247.

                                  EMBREX, INC.

                                      INDEX

Part I                                                                   Page
                                                                         ----
        Financial Information:

            Item 1:  Financial Statements

                Consolidated Balance Sheets..............................3 of 12

                Consolidated Statements of Operations....................4 of 12

                Consolidated Statements of Cash Flows....................5 of 12

                Notes to Consolidated Financial Statements...............6 of 12

            Item 2:

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations............7 of 12

            Item 3:

                Quantitative and Qualitative Disclosures
                About Market Risk.......................................10 of 12

Part II

        Other Information:

        Item 1: Legal Proceedings.......................................11 of 12

        Item 2: Changes in Securities...................................11 of 12

        Item 3: Defaults Upon Senior Securities.........................11 of 12

        Item 4: Submission of Matters to a Vote of Security Holders.....11 of 12

        Item 5: Other Information.......................................11 of 12

        Item 6: Exhibits and Reports on Form 8-K........................11 of 12

        Signatures .....................................................12 of 12

PART I - FINANCIAL INFORMATION
   Item 1 - Financial Statements

                                  Embrex, Inc.
                                  ------------

Consolidated Balance Sheets
(Dollars in thousands)


                                                                                  March 31       December 31
                                                                                   2001             2000
                                                                                   ----             ----
                                                                                (unaudited)
ASSETS
Current Assets
    Cash and cash equivalents...............................................   $   2,706        $   2,966
    Restricted cash........................................................          275              275
    Accounts receivable - trade.............................................       6,626            5,226
    Inventories:
        Materials and supplies...........................................          1,368            1,516
        Product  ...........................................................         875              833
    Other current assets.................................................          1,056              951
                                                                                  ------           ------
        Total Current Assets................................................      12,906           11,767

Inovoject(R) Systems Under Construction....................................        1,204            1,325

Inovoject(R) Systems..........................................................    31,322           31,023
    Less accumulated depreciation...........................................     (23,080)         (22,471)
                                                                                 --------         --------
                                                                                   8,242            8,552

Equipment, Furniture and Fixtures ..........................................       8,848            8,541
    Less accumulated depreciation and amortization.........................       (3,953)          (3,682)
                                                                                  -------          -------
                                                                                   4,895            4,859
Other Assets:
        Goodwill, Patents and exclusive licenses of patentable technology....         792             267
        Other long term assets.................................................        32               -
                                                                                  -------          ------
Total Assets    .............................................................. $   28,071       $  26,770
                                                                                  =======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable........................................................   $     614        $     677
    Accrued expenses........................................................       1,862            3,059
    Deferred revenue.......................................................          130              200
    Product warranty accrual...............................................          120              113
    Current portion of capital lease obligations..............................        16               23
                                                                                  -------          ------
        Total Current Liabilities..........................................        2,742            4,072

Long-term debt, less current portion....................................              39               37

Shareholders' Equity
    Common Stock,$.01 par value:
        Authorized - 30,000,000 shares
        Issued and outstanding - 7,926,749 net of 974,000 treasury shares and 7,879,525 net of 974,000 treasury shares at March 31, 2001
        and December 31, 2000, respectively...............................            89               88
    Additional paid-in capital..............................................      58,674           57,700
    Accumulated other comprehensive income...........................               (858)            (447)
    Accumulated deficit.....................................................     (21,632)         (23,697)
    Treasury stock......................................................         (10,983)         (10,983)
                                                                                 --------         --------
        Total Shareholders' Equity..........................................      25,290           22,661
                                                                                 --------         --------
Total Liabilities and Shareholders' Equity...................................  $  28,071        $  26,770
                                                                                 ========         ========

                                  Embrex, Inc.
                                  ------------


Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

                                                             Three Months Ended
                                                                   March 31
                                                             ------------------
                                                               2001     2000(1)
                                                               ----     -------
Revenues
    Inovoject(R) System revenue..............................$ 9,888    $ 8,814
    Product sales   .........................................    696        371
    Other revenue............................................    217        106
                                                              ------      -----
Total Revenues                                                10,801      9,291
Cost of Product Sales and Inovoject(R) System Revenues.......  4,306      4,049
                                                              ------      -----
          Gross Profit.......................................  6,495      5,242

Operating Expenses
    General and administrative...............................  1,893      1,575
    Sales and marketing......................................    605        448
    Research and development.................................  1,689      1,488
                                                              ------      -----
        Total Operating Expenses.............................  4,187      3,511

Operating Income.............................................  2,308      1,731
Other Income (Expense)
    Interest income..........................................     33         60
    Interest expense.........................................     (6)       (37)
                                                              ------      -----
        Total Other Income (Expense).........................     27         23
                                                              ------      -----
Income Before Taxes..........................................  2,335      1,754
Income Taxes    .............................................    269        213
                                                              ------      -----
Net Income                                                   $ 2,066    $ 1,541
                                                              ======      =====

Net Income per share of Common Stock:
    Basic....................................................$  0.26    $  0.19
    Diluted..................................................$  0.24    $  0.18

Number of Shares Used in Per Share Calculation:
    Basic....................................................  7,927      7,945
    Diluted..................................................  8,576      8,733




(1) Previously restated. See Note 12 of Notes to Consolidated Financial Statements in Form 10-K for the year ended December 31, 2000.

                                  Embrex, Inc.
                                  ------------


Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)


                                                                              Three Months Ended

                                                                                   March 31
                                                                              ------------------
                                                                              2001       2000(1)
                                                                              ----       -------

Operating Activities
    Net Income     ......................................................$   2,066      $  1,541
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization....................................    1,096         1,070
        Changes in operating assets and liabilities:
            Accounts receivable, inventories and other current assets....   (1,399)          (12)
            Accounts payable, accrued expenses, deferred revenue and
            warranty accrual.............................................   (1,323)         (364)
                                                                            -------        ------
Net Cash Provided By Operating Activities................................      440         2,235

Investing Activities
    Purchases of Inovoject(R) systems, equipment, furniture and fixtures.     (699)       (1,354)
    Increase in goodwill, patents and other non-current assets...........     (559)          (79)
                                                                            -------        ------
Net Cash Used in Investing Activities....................................   (1,258)       (1,433)

Financing Activities
    Issuance of Common Stock.............................................      975           897
    Net proceeds from line of credit.....................................        -         1,673
    Changes in long-term debt............................................        2           (27)
    Payments on capital lease obligations................................       (7)         (305)
    Repurchase of Common Stock...........................................        -        (3,387)
                                                                            -------        ------
Net Cash Provided By (Used In) Financing Activities......................      970        (1,149)
                                                                            -------        ------

Increase (Decrease) In Cash And Cash Equivalents ........................      152          (347)
Currency Translation Adjustments.........................................     (412)          (28)
Cash and cash equivalents at beginning of period.........................    2,966         4,799
                                                                            -------        ------
Cash And Cash Equivalents At End Of Period...............................$   2,706      $  4,424
                                                                            =======        ======


(1) Previously restated. See Note 12 of Notes to Consolidated Financial Statements in Form 10-K for the year ended December 31, 2000.

                                  EMBREX, INC.
                                    FORM 10-Q
                                 March 31, 2001


NOTES TO CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd. and Inovoject do Brasil Ltda. (the "Company") and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these do not include all of the information and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

Note 2 - Net Income Per Share

Basic net income per share was determined by dividing net income available for common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all issued and unexercised stock options and warrants.

Note 3 - Comprehensive Income

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $1.7 million and $1.5 million for the three months ended March 31, 2001 and 2000, respectively. Embrex's total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented.

Note 4 - Segments

Effective January 1, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". This pronouncement superseded SFAS 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. The Company is considered to have only one operating segment based on SFAS 131. The table below presents the Company's operations by geographic area:

(In thousands)
(Unaudited)
                                        March 31, 2001            March 31, 2000
                                       -----------------------------------------
Net Revenue:
          United States                         $7,437                    $6,941
          International                          3,364                     2,351
                                       -----------------------------------------
Total                                          $10,801                    $9,292
                                       =========================================

                                        March 31, 2001         December 31, 2000
                                       -----------------------------------------
Total Assets:
          United States                        $17,997                   $17,168
          International                         10,074                     9,602
                                       -----------------------------------------
Total                                          $28,071                   $26,770
                                       =========================================


Note 5 - Restatement of 2000 Quarterly Statements

On March 27, 2001 the Company announced that during the 2000 year-end audit, employee misappropriation and related accounting irregularities were discovered at its European subsidiary, Embrex Europe Limited. These actions resulted in inflated accounts receivable and understated expenses over the course of the year, which were adjusted in cost of revenue, general and administrative, sales and marketing and income tax expenses upon completion of the audit. The Company has restated its previously reported financial statements for the first three quarters of 2000 to account for these adjustments. See Note 12 of Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2001 and 2000
------------------------------------------

Consolidated revenues for the first quarter totaled $10.8 million, representing an increase of 16% over 2000 first quarter revenues of $9.3 million.

Inovoject(R) system revenues amounted to $9.9 million for the 2001 first quarter, an increase of 12% over 2000 first quarter revenues of $8.8 million. Most of the 2001 and 2000 Inovoject(R) system revenues were generated from Inovoject(R) system lease fees. The growth in Inovoject(R) system revenues was primarily attributable to additional Inovoject(R) systems and injection activity in North America, Asia, Latin America and Europe, as well as Inovoject(R) system sales in Japan and Europe.

Sales of Bursaplex(R), the Company's proprietary vaccine for the treatment of avian infectious bursal disease (IBD), was the principal source of $696,000 of product revenue in the 2001 first quarter and $371,000 in the 2000 first quarter. Product sales increased 87% during the first quarter of 2001 compared to product sales during the first quarter of 2000 and were primarily due to increased sales in Asia and Latin America.

The first-quarter increase in gross margin from 56%, for the restated 2000 results, to 60% in 2001 resulted from the 16% increase in revenues for first quarter 2001 versus first quarter 2000, while cost of revenue increased 6% over the restated first quarter of 2000. The slower growth rate in cost of revenue was partially due to operating efficiencies gained in the management of the North American Inovoject(R) system installed base and a $151,000 audit adjustment in the first quarter of 2000 to cost of revenue in the Company's European subsidiary, related to the previously announced misappropriation in this subsidiary.

Total operating expenses amounted to $4.2 million for the first quarter of 2001 and $3.5 million for the first quarter of 2000, as restated for the misappropriation. General and administrative expenses were $0.3 million more during the first quarter of 2001 due primarily to professional services related to the accounting investigation in the Company's European subsidiary. Sales and marketing expenses were $0.2 million more during the first quarter of 2001 than the restated first quarter of 2000 due to increased new business activity. Research and development expenses were $0.2 million more during the first quarter 2001 than the restated first quarter of 2000 due to development work on the gender sort and coccidiosis vaccine projects.

Net interest income amounted to $27,000 for the first quarter of 2001 compared to $23,000 for the first quarter of 2000. The $4,000 change is attributable to the reduction of interest expense related to capital lease obligations and decreased short-term debt, along with lower interest income due to lower cash balances.

Inovoject(R) system and Bursaplex(R) revenue growth, Inovoject(R) system sales and improved operating margins resulted in first-quarter net income of $2.1 million, an increase of 34% over net income of $1.5 million for the same period in 2000 or 12% before the previously announced restatement of earnings for the first quarter 2000, related to the misappropriation in Embrex Europe. In addition, Embrex accrued approximately $250,000 in the first quarter for various legal and accounting expenses related to the misappropriation. Without this accrual, earnings would have been up 26% on a before-restated basis. While reconstruction of the Embrex Europe accounts is not yet complete, management believes the results of the investigation to date indicate that the previous adjustments made to 2000 results are adequate to reflect the impact of the misappropriation. Diluted net income per common share was $0.24 for the 2001 first quarter based on 8.6 million average shares outstanding, compared to restated diluted net income of $0.18 per share based on 8.7 million average shares outstanding in the first quarter of 2000.

The Company estimates that as of March 31, 2001, it was vaccinating in excess of 80% of the broiler birds grown in the United States during the first three months of 2001. Given its market penetration, the Company expects only moderate Inovoject(R) system revenue growth in this market. Overall, management anticipates moderate revenue and earnings growth in 2001 from its existing Inovoject(R) system operations in the United States and Canada, higher revenue and earnings growth from new Inovoject(R) system leases in other countries, and sales of Bursaplex(R) product to poultry producers worldwide. The Company currently has Inovoject(R) systems either installed or on trial in 31 countries, including the United States and Canada.

Bursaplex(R) is a product which uses the Company's Viral Neutralizing Factor (VNF(R)) technology to form an antibody-vaccine virus complex when combined with an infectious bursal disease (IBD) virus. To date, regulatory approval for Bursaplex(R) has been received in 18 countries including the United States and regulatory approval is pending in nine countries.

Bursamune(R), which also utilizes the Company's VNF(R) technology, is an IBD vaccine produced by Cyanamid Websters, a unit of Ft. Dodge, a division of American Home Products Corp., and which is being marketed by Ft. Dodge in certain European countries and, upon receipt of regulatory approvals, will be marketed in the rest of Europe, the Middle East and Africa under Ft. Dodge's trade name Bursamune(R). To date, Bursamune(R) has received regulatory approval in South Africa, Spain and the United Kingdom. In October 1999, French regulatory authorities granted a one-year provisional approval for the utilization of Bursamune(R) for in ovo administration. The French regulatory authorities have requested additional information before renewing this provisional marketing approval. Embrex is currently assisting Ft. Dodge in responding to this request, but there can be no assurances that the French regulatory authorities will grant the renewal. Although Embrex has received regulatory approval for Bursaplex(R) and Bursamune(R) in some markets, there is no assurance that the remaining approvals will be obtained.


For the rest of 2001, the goals of management are to maintain revenue growth and profitability, to continue efforts to achieve worldwide placements of the Inovoject(R) system, to obtain regulatory approvals and initiate marketing of Bursaplex(R) in these markets, to continue development of proprietary in ovo vaccines and to develop enhancements to the Inovoject(R) system. Growth in Inovoject(R) systems and product revenues during 2001 will be dependent on the rate at which markets outside the United States and Canada accept the Inovoject(R) system technology, the timing of regulatory approvals for Bursaplex(R), Bursamune(R) and third-party vaccines for in ovo use outside the United States and Canada, start-up costs in new markets, possible variability in United States bird production as a result of grain price fluctuations, and variability in demand for, and pricing of, U.S. poultry and poultry products both inside and outside the United States.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
----------------------------------------------------------------

At March 31, 2001, the Company's cash and cash equivalents amounted to $2.7 million, down $260,000 from $3.0 million on hand at year-end 2000.

Operating activities generated $440,000 in cash during the first three months of 2001. Cash was provided by net income of $2.1 million and depreciation of $1.1 million, and was reduced by increases in accounts receivable, inventories and other current assets of $1.4 million and by reductions in accounts payable and accrued expenses of $1.3 million.

During the first quarter, investing activities used $1.3 million of cash, primarily from $0.7 million in additional Inovoject(R) systems and other capital expenditures and $0.5 million for the investment in Embrex Iberica, Embrex's subsidiary in Spain. Embrex Iberica was established through the acquisition of Hatchery TSO s.l. (HTSO), an associate company of Consultas y Servicios Agropecuarios s.l. (CSA). Until January of 2001, HTSO was Embrex's exclusive agent for the installation and servicing of the Inovoject(R) system in Spain and Portugal.

Financing activities provided $1.0 million, due to the issuance of common stock through stock option exercises.

In April 1999, the Company obtained a $6.0 million secured revolving line of credit from its bank, Branch Banking and Trust Company. This line of credit may be used for working capital purposes and was extended in October 2000 for an additional 18 months and will now expire in April 2002. At March 31, 2001 there were no outstanding borrowings under this line of credit facility.

In October 1998, the Company announced that the Board of Directors authorized a share repurchase program (the "1998 Repurchase Program") to purchase up to 10% of the outstanding shares of Common Stock. Under the 1998 Repurchase Program the Company repurchased 830,000 shares of its Common Stock for $9.1 million at an average price of $10.85 per share. During the second quarter of 2000, Management was authorized by the Board of Directors to extend the stock repurchase program (the "2000 Repurchase Program"). This extension allows for the purchase of up to 6% of the outstanding shares, or up to approximately 500,000 shares over 18 months, in open market or privately negotiated transactions. To date 144,000 shares have been purchased for $2.0 million at an average price of $13.80 per share under the 2000 Repurchase Program. During the first quarter of 2001, the Company did not acquire any shares of its Common Stock.

Based on its current operations, management believes that available cash and cash equivalents, together with cash flow from operations and its bank line of credit, will be sufficient to meet its foreseeable cash requirements as these currently exist, but may continue to explore alternative funding opportunities with respect to collaborative ventures and new product development.



FORWARD-LOOKING STATEMENTS
--------------------------

This report contains forward-looking statements, including statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially. Risks include without limitation the Company's ability to penetrate new markets, the results of our accounting investigation when complete, the ability to develop new products and technology, the degree of market acceptance of new products, the outcome of the Company's patent litigation appeal, the complete commercial development of potential future products or the ability to obtain regulatory approval of products. Such approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, and potential changes in regulations. These statements are also contingent upon continued growth and production levels of the global poultry industry, economic viability of certain markets and disease strain and incidence. Additional information on these risks and other factors, which could affect the Company's financial results, is included in the Company's Form 10-K filed with the Securities and Exchange Commission (SEC) and other filings with the SEC, including the Company's Forms 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential loss arising from adverse changes in market rates and prices. The Company's primary market risk exposure is in changes in foreign currency exchange rates. Approximately 31% of revenues for the first quarter of 2001 and 29% of revenues for the year ended December 31, 2000 were derived from operations outside the United States. The Company's financial statements are denominated in U.S. Dollars and, accordingly, changes in exchange rates between foreign currencies and the U.S. Dollar will affect the translation of subsidiaries' financial results into U.S.

Dollars for purposes of reporting consolidated financial results. Prior to the 2000 fiscal year, the Company had considered its market risk for changes in foreign currency exchange rates to be immaterial.

Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders' equity were ($858,000) at March 31, 2001 as compared with ($447,000) at December 31, 2000. Our most significant foreign currency exchange rate exposure is in the British Pound. To date, the Company has not utilized any derivatives or other hedging instruments to affect this exposure.



PART II.    OTHER INFORMATION

Item 1. Legal Proceedings
------- -----------------


        For a description of certain patent infringement proceedings initiated by the registrant and related legal proceedings, see the registrant's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

Item 2. Changes in Securities
------- ---------------------

        Not applicable.

Item 3. Defaults Upon Senior Securities
------- -------------------------------

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

        Not applicable.

Item 5. Other Information
------- -----------------

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K
------- --------------------------------

        (a) Exhibit 99 Risk Factors relating to the Company

        (b) No reports on Form 8-K were filed during the quarter ending March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 11, 2001


                                    EMBREX, INC.


                                    By: /s/ Randall L. Marcuson
                                    ---------------------------
                                    Randall L. Marcuson
                                    President and Chief Executive Officer



                                    By: /s/ Don T. Seaquist
                                    -----------------------
                                    Don T. Seaquist
                                    Vice President, Finance and Administration