Form 10-Q
period 2001-06-30
EMBREX INC/NC
filed 2001-08-13
CIK 878725

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001

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

The number of shares of Common Stock, $0.01 par value, outstanding as of July 31, 2001 was 8,132,241.

                                 EMBREX, INC.

                                     INDEX

Part I                                                               Page
                                                                     ----
    Financial Information:

      Item 1:  Financial Statements

         Consolidated Balance Sheets.............................   3 of 14

         Consolidated Statements of Operations...................   4 of 14

         Consolidated Statements of Cash Flows...................   5 of 14

         Notes to Consolidated Financial Statements..............   6 of 14

      Item 2:

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations...........   7 of 14

      Item 3:

         Quantitative and Qualitative Disclosures
         About Market Risk.......................................  12 of 14

Part II

    Other Information:

    Item 1: Legal Proceedings....................................  12 of 14

    Item 2: Changes in Securities................................  12 of 14

    Item 3: Defaults Upon Senior Securities......................  12 of 14

    Item 4: Submission of Matters to a Vote of Security Holders..  12 of 14

    Item 5: Other Information....................................  13 of 14

    Item 6: Exhibits and Reports on Form 8-K.....................  13 of 14

    Signatures...................................................  14 of 14

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements


                                  Embrex, Inc.
                                  ------------

Consolidated Balance Sheets
(Dollars in thousands)

                                                                           June 30  December 31
                                                                             2001       2000
                                                                          --------  -----------
                                                                        (unaudited)
ASSETS
Current Assets
 Cash and cash equivalents...........................................     $  5,765   $  2,966
 Restricted cash                                                               275        275
 Accounts receivable - trade.........................................        5,507      5,226
 Inventories:
  Materials and supplies.............................................        1,373      1,516
  Product                                                                      724        833
 Other current assets................................................        1,324        951
                                                                          --------   --------
  Total Current Assets...............................................       14,968     11,767

Inovoject(R) Systems Under Construction..............................        1,437      1,325

Inovoject(R) Systems.................................................       31,905     31,023
 Less accumulated depreciation.......................................      (23,837)   (22,471)
                                                                          --------   --------
                                                                            8,068      8,552

Equipment, Furniture and Fixtures....................................        9,315      8,541
 Less accumulated depreciation and amortization......................       (4,213)    (3,682)
                                                                          --------   --------
                                                                             5,102      4,859
Other Assets:
  Goodwill, Patents and exclusive licenses of patentable technology..          759        267
  Other long-term assets.............................................          250          -
                                                                          --------   --------
Total Assets.........................................................     $ 30,584   $ 26,770
                                                                          ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable....................................................     $    596   $    677
 Accrued expenses....................................................        2,056      3,059
 Deferred revenue....................................................           61        200
 Product warranty accrual............................................          131        113
 Current portion of capital lease obligations........................           11         23
                                                                          --------   --------
  Total Current Liabilities..........................................        2,855      4,072

Long-term debt, less current portion.................................           40         37

Shareholders' Equity
 Common Stock,$.01 par value:
  Authorized - 30,000,000 shares
  Issued and outstanding - 8,057,064 net of 974,000 treasury shares and 7,879,525 net of 974,000 treasury shares at June 30, 2001
  and December 31, 2000, respectively................................           90         88
 Additional paid-in capital..........................................       59,232     57,700
 Accumulated other comprehensive income..............................         (932)      (447)
 Accumulated deficit.................................................      (19,718)   (23,697)
 Treasury stock......................................................      (10,983)   (10,983)
                                                                          --------   --------
  Total Shareholders' Equity.........................................       27,689     22,661
                                                                          --------   --------
Total Liabilities and Shareholders' Equity...........................     $ 30,584   $ 26,770
                                                                          ========   ========

                                           Embrex, Inc.
                                           ------------


Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

                                                       Three Months Ended    Six Months Ended
                                                             June 30              June 30
                                                       -------------------  -------------------
                                                         2001     2000 (1)    2001     2000 (1)
                                                       -------    --------  -------    --------




Revenues
 Inovoject(R) System revenue.......................... $ 9,897    $8,912    $19,785    $17,726
 Product sales........................................     784       710      1,480      1,082
 Other revenue........................................      78        52        296        157
                                                       -------    ------    -------    -------
Total Revenues........................................  10,759     9,674     21,561     18,965
Cost of Product Sales and Inovoject(R)
 System Revenues......................................   4,539     4,311      8,846      8,360
                                                       -------    ------    -------    -------
          Gross Profit................................   6,220     5,363     12,715     10,605

Operating Expenses
 General and administrative...........................   1,501     1,587      3,394      3,161
 Sales and marketing..................................     632       419      1,236        867
 Research and development.............................   1,965     1,575      3,655      3,063
                                                       -------    ------    -------    -------
          Total Operating Expenses....................   4,098     3,581      8,285      7,091

Operating Income......................................   2,122     1,782      4,430      3,514
Other Income (Expense)
 Interest income......................................      54        45         98        107
 Interest expense.....................................     (18)      (15)       (36)       (54)
                                                       -------    ------    -------    -------
          Total Other Income (Expense)................      36        30         62         53
                                                       -------    ------    -------    -------
Income Before Taxes...................................   2,158     1,812      4,492      3,567
Income Taxes..........................................     244       197        513        410
                                                       -------    ------    -------    -------
Net Income............................................ $ 1,914    $1,615    $ 3,979    $ 3,157
                                                       =======    ======    =======    =======

Net Income per share of Common Stock:
 Basic................................................   $0.24     $0.21      $0.50      $0.40
 Diluted..............................................   $0.22     $0.19      $0.46      $0.36

Number of Shares Used in Per Share Calculation:
 Basic................................................   8,057     7,870      7,992      7,908
 Diluted..............................................   8,673     8,701      8,625      8,717


(1) Previously restated. See Note 12 of Notes to Consolidated Financial Statements in Form 10-K for the year ended December 31, 2000.

                                  Embrex, Inc.
                                  ------------

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

                                                                       Six Months Ended
                                                                           June 30
                                                                      ------------------
                                                                        2001    2000 (1)
                                                                      -------   --------
Operating Activities
 Net Income.........................................................  $ 3,979   $ 3,157
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization....................................    2,204     2,295
   Changes in operating assets and liabilities:
    Accounts receivable, inventories and other current assets.......     (402)      (52)
    Accounts payable, accrued expenses, deferred revenue and
    warranty accrual................................................   (1,205)       71
                                                                      -------   -------
Net Cash Provided By Operating Activities...........................    4,576     5,471

Investing Activities
 Purchases of Inovoject(R) systems, equipment, furniture
  and fixtures......................................................   (2,049)   (3,532)
 Increase in goodwill, patents and other non-current assets.........     (768)      (34)
                                                                      -------   -------
Net Cash Used in Investing Activities...............................   (2,817)   (3,566)

Financing Activities
 Issuance of Common Stock...........................................    1,534     1,413
  Changes in long-term debt.........................................        3      (174)
 Payments on capital lease obligations..............................      (12)     (451)
 Repurchase of Common Stock.........................................        -    (5,544)
                                                                      -------   -------
Net Cash Provided By (Used In) Financing Activities.................    1,525    (4,756)
                                                                      -------   -------

Increase (Decrease) In Cash And Cash Equivalents....................    3,284    (2,851)
Currency Translation Adjustments....................................     (485)     (346)
Cash and cash equivalents at beginning of period....................    2,966     4,799
                                                                      -------   -------
Cash And Cash Equivalents At End Of Period..........................  $ 5,765   $ 1,602
                                                                      =======   =======

(1) Previously restated. See Note 12 of Notes to Consolidated Financial Statements in Form 10-K for the year ended December 31, 2000.

                                 EMBREX, INC.
                                   FORM 10-Q
                                 June 30, 2001


NOTES TO CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd. and Inovoject(R) do Brasil Ltda. (the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, these do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

Note 2 - Net Income Per Share

Basic net income per share was determined by dividing net income available for common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all issued and unexercised stock options and warrants.

Note 3 - Comprehensive Income

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $3.5 million and $2.8 million for the six months ended June 30, 2001 and 2000, respectively. Embrex's total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented.

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

(In thousands)
(Unaudited)
                         June 30, 2001                 June 30, 2000
                         ---------------------------------------------
Net Revenue:
          United States     $15,084                        $13,995
          International       6,477                          4,970
                         ---------------------------------------------
Total                       $21,561                        $18,965
                         =============================================

                         June 30, 2001               December 31, 2000
                         ---------------------------------------------
Total Assets:
          United States     $21,052                        $17,168
          International       9,532                          9,602
                         ---------------------------------------------
Total                       $30,584                        $26,770
                         =============================================


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


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

The following discussion and analysis should be read in conjunction with the Company's financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2001 and 2000
-----------------------------------------

Consolidated revenues for the second quarter totaled $10.8 million, representing an increase of 11% over 2000 second quarter revenues of $9.7 million.

Inovoject(R) system revenues amounted to $9.9 million for the 2001 second quarter, an increase of 11% over 2000 second quarter revenues of $8.9 million. Most of the 2001 and 2000 Inovoject(R) system revenues were generated from Inovoject(R) system lease fees. The growth in Inovoject(R) system revenues was primarily attributable to additional Inovoject(R) systems and injection activity in North America, Asia and Latin America, along with Inovoject(R) system sales to a distributor in Japan.

Sales of Bursaplex(R), the Company's proprietary vaccine for the treatment of avian infectious bursal disease (IBD), to its customers accounted for the $784,000 of product sales in the second quarter of 2001, while the $710,000 of product sales, during the same period of 2000, involved a sale of VNF(R), for the manufacture of Bursamune(R), to Fort Dodge, a division of American Home Products Corp., and global

Bursaplex(R) sales. Overall product sales increased 10% during the second quarter of 2001 compared to product sales during the second quarter of 2000. However, Bursaplex(R) sales alone increased 117% in the second quarter of 2001 when compared to the same period in 2000. This is primarily due to sales to our distributor in Japan and increased sales in other Asian markets and the United States.

The second-quarter increase in gross profit margin from the restated 55% in 2000 to 58% in 2001 resulted from the 5% growth in cost of revenue, over the second quarter of 2000, compared to the 11% revenue growth. The growth rate in cost of revenue was principally affected by operational efficiencies in the servicing of North American Inovoject(R) systems during 2001, as well as the approximate $150,000 audit adjustment charged to second quarter 2000 cost of revenue that was related to the previously announced misappropriation in the Company's European subsidiary, Embrex Europe.

Total operating expenses amounted to $4.1 million for the second quarter of 2001 versus $3.6 million for the restated second quarter of 2000. General and administrative expenses were $0.1 million less during the second quarter of 2001 due to the timing of general corporate expenditures such as legal fees, information system support, accruals and property taxes. Sales and marketing expenses were $0.2 million more during the second quarter of 2001 than the same period in 2000 due to increased new business activity, support infrastructure for new markets and training programs for customer support personnel. Research and development expenses were $0.4 million more during the second quarter of 2001 than the second quarter of 2000 due to activities primarily attributable to work on the gender sort device, the Coccidiosis vaccine and the Newcastle Disease in ovo vaccine development programs.

Inovoject(R) system revenue growth and improved operating income resulted in a $0.3 million increase in net income, to $1.9 million in the second quarter of 2001 compared to $1.6 million during the comparable period in 2000. Diluted net income per common share was $0.22 for the 2001 second quarter based on 8.7 million average shares outstanding, compared to diluted net income of $0.19 per share based on 8.7 million average shares outstanding in the second quarter of 2000.

Six Months Ended June 30, 2001 and 2000
---------------------------------------

Consolidated revenues for the first half totaled $21.6 million, representing an increase of 14% over 2000 first half revenues of $19.0 million.

Inovoject(R) system revenues amounted to $19.8 million for the 2001 first half, an increase of 12% over 2000 first half revenues of $17.7 million. Most of the 2001 and 2000 Inovoject(R) system revenues were generated from Inovoject(R) system lease fees. The growth in Inovoject(R) system revenues was primarily attributable to additional Inovoject(R) systems and injection activity in North America, Asia and Latin America, as well as Inovoject(R) system sales to a distributor in Japan.

Sales of Bursaplex(R) were the principal source of $1.5 million of product revenue in the 2001 first half and $1.1 million in the 2000 first half. Product sales increased 37% during the first half of 2001 compared to product sales during the first half of 2000 and were primarily due to increased sales in the United States, Asia and Latin America. During the first six-months of 2001 Bursaplex(R) sales alone and excluding sales of VNF(R), for the manufacture of Bursamune(R), to Fort Dodge, increased 102% over the first six-month's of 2000 primarily due to the increased sales in the regions listed above.

The first-half increase in gross margin from 56%, for the restated 2000 results, to 59% in 2001 resulted from the 14% increase in revenues for the first half of 2001 versus the first half of 2000, while cost of revenue increased 6% over the restated first half of 2000. The growth rate in cost of revenue was partially affected by operating efficiencies gained in the management of the North American Inovoject(R) system installed base and an approximate $300,000 audit adjustment in the first half of 2000 to cost of revenue in the Company's European subsidiary, related to the previously announced restatement in this subsidiary. In addition the gross margin was also affected by a change in the product mix that includes increased Inovoject(R) system sales as well as increased sales of higher margin Bursaplex(R) versus the sale last year of lower margin VNF(R) to Fort Dodge, for the European market, and also R&D grant funds received in 2001.

Total operating expenses amounted to $8.3 million for the first half of 2001 and $7.1 million for the first half of 2000, as restated for the misappropriation. General and administrative expenses were $0.2 million more during the first half of 2001 due primarily to expenses related to investment in information system support, insurance, facility lease payments, the Embrex Europe investigation, maintenance and utility expenses for our facilities and timing of accruals for property tax obligations. Sales and marketing expenses were $0.4 million more during the first half of 2001 than the restated first half of 2000 due to increased new business activity, support infrastructure for new markets and training programs for customer support personnel. Research and development expenses were $0.6 million more during the first half of 2001 than the restated first half of 2000 due to development work on the gender sort, the Coccidiosis vaccine and the Newcastle Disease in ovo vaccine projects.

Inovoject(R) system and Bursaplex(R) revenue growth, Inovoject(R) system sales and improved operating margins resulted in a 26% increase in the first-half net income of $4.0 million from $3.2 million for the same period in 2000. Diluted net income per common share was $0.46 for the 2001 first half based on 8.6 million average shares outstanding, compared to restated diluted net income of $0.36 per share based on 8.7 million average shares outstanding in the first half of 2000.

The Company estimates that as of June 30, 2001, it was vaccinating in excess of 80% of the broiler birds grown in the United States during the first six months of 2001. Given its market penetration, the Company expects only moderate Inovoject(R) system revenue growth in this market. Overall, management anticipates moderate revenue and earnings growth in 2001 from its existing Inovoject(R) system operations in the United States and Canada, higher revenue and earnings growth from new Inovoject(R) system leases and sales in other countries, and sales of Bursaplex(R) product to poultry producers worldwide. The Company currently has Inovoject(R) systems either installed or on trial in 31 countries, including the United States and Canada.

Bursaplex(R) is a product which uses the Company's Viral Neutralizing Factor (VNF(R)) technology to form an antibody-vaccine virus complex when combined with an infectious bursal disease (IBD) virus. To date, regulatory approval for Bursaplex(R) has been received in 18 countries including the United States and regulatory approval is pending in 11 countries. Newplex(TM), Embrex's Newcastle Disease in ovo vaccine also based on the VNF(R) technology, had its registration application submitted to the United States Department of Agriculture (USDA) during July 2001. Although this product has been submitted for registration there is no assurance that the USDA approval will be obtained.

The Company's VNF(R) technology is also used in an IBD vaccine produced by Cyanamid Webster, a unit of Fort Dodge Animal Health, a division of American Home Products Corp., which has been marketed by Fort Dodge in certain European countries under Fort Dodge's trade name Bursamune(R). To date, Bursamune(R) has received regulatory approval in South Africa, Spain, Italy, Poland and the United Kingdom. During the second quarter of 2001, Fort Dodge advised its distributors that certain other Fort Dodge products, which compete with Bursamune(R), could potentially be used in ovo in place of Bursamune(R). Also, Fort Dodge has indicated to Embrex that it does not intend to continue marketing Bursamune after existing inventories are used and does not intend to seek further regulatory approvals. Embrex believes Fort Dodge remains obligated under its agreements with Embrex. The Company is considering all of its alternatives and is in discussions with Fort Dodge to reach a resolution of this matter. Pending resolution, marketing and regulatory approval plans for Bursamune(R) will be delayed and Embrex does not expect to generate significant revenues from either the sales of VNF(R) to Fort Dodge or the royalties generated from Fort Dodge's Bursamune(R) sales.

In June of 2001 the Company announced that it had acquired an exclusive worldwide license from Pfizer Inc. to all pending patents relating to in ovo poultry coccidiosis vaccines. Under the license agreement, Pfizer will receive milestone payments from Embrex and a royalty on future sales of the vaccine. Coccidiosis is a parasitic disease of the avian digestive system, affecting feed
intake, and therefore weight gain of the broiler bird.   Current treatments
include chemical and antibiotic coccidiostats, which are encountering efficacy problems due to drug resistance, as well as post-hatch vaccines which can be difficult to use and have associated problems of accurate and timely delivery. Recent field trials, coordinated with two major U.S. poultry producers, have demonstrated that the unique in ovo coccidiosis vaccine under development is safe and efficacious, with performance equivalent to the commonly used coccidiostats. Although these field trials have been positive there is no assurance that the on going research and development will result in a marketable product.

In July of 2001 Embrex along with Origen Therapeutics, Inc. was awarded an Advanced Technology Program (ATP) grant totaling $4.7 million from the National Institute of Science and Technology (NIST), a division of the U.S. Department of Commerce. The four-year grant will help fund a project, with a proposed budget of $9.7 million, for development of technology aimed at the large-scale production of poultry utilizing avian embryonic stem (ES) cells and in ovo technology.

In August of 2001 Embrex announced that Cobb-Vantress, the world leader in broiler breeding, has agreed to provide a significant amount of funds for Embrex's ongoing development of a patented technology and device to determine the gender of poultry in ovo, or in the egg. The arrangement calls for funds to be provided in several tranche tied to the achievement of certain milestones in the development and commercialization of Embrex's gender sort device project.
In return, Cobb-Vantress will receive favorable commercial terms upon adopting the gender sort device. The Company believes that the economical and efficient in ovo determination of a bird's gender before it hatches will lead to an increase in the practice of raising birds separately by gender. In a number of independent studies, gender separate rearing has been shown to increase the efficiency of feed utilization, improve processing plant operations and ultimately provide consumers with more uniform and economic poultry. Embrex estimates that the worldwide market potential for the new gender sorting technology is in excess of $300 million. Embrex has budgeted between $5 million and $7 million for its efforts to commercialize gender sort technology.
Although the Company believes that this arrangement is a positive step forward, no assurances can be made that Embrex's development work will lead to a commercial device.

For the rest of 2001, the goals of management are to maintain revenue growth and profitability, to continue efforts to achieve worldwide placements of the Inovoject(R) system, to obtain regulatory approvals and initiate marketing of Bursaplex(R) in these markets, to continue development of proprietary in ovo vaccines and to develop enhancements to the Inovoject(R) system. Growth in Inovoject(R) systems and product revenues during 2001 will be dependent on the rate at which markets outside the United States and Canada accept the Inovoject(R) system technology, the timing of regulatory approvals for Bursaplex(R), Bursamune and third-party vaccines for in ovo use outside the United States and Canada, start-up costs in new markets, possible variability in United States bird production as a result of grain price fluctuations, and variability in demand for, and pricing of, U.S. poultry and poultry products both inside and outside the United States.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
----------------------------------------------------------------

At June 30, 2001, the Company's cash and cash equivalents amounted to $5.8 million, up $2.8 million from $3.0 million on hand at year-end 2000.

Operating activities generated $4.6 in cash during the first six months of 2001. Cash was provided by net income of $4.0 million and depreciation of $2.2 million, and was reduced by increases in accounts receivable, inventories and other current assets of $0.4 million and by reductions in accounts payable and accrued expenses of $1.2 million.

During the first half of 2001, investing activities used $2.8 million of cash, primarily from $2.0 million in additional Inovoject(R) systems and other capital expenditures and $0.8 million primarily for the investment in Embrex Iberica, Embrex's subsidiary in Spain. Embrex Iberica was established through the acquisition of Hatchery TSO s.l. (HTSO), an associate company of Consultas y Servicios Agropecuarios s.l. (CSA). Until January of 2001, HTSO was Embrex's exclusive agent for the installation and servicing of the Inovoject(R) system in Spain and Portugal.

Financing activities provided $1.5 million, due primarily to the issuance of common stock through stock option exercises.

In April 1999, the Company obtained a $6.0 million secured revolving line of credit from its bank, Branch Banking and Trust Company. This line of credit may be used for working capital purposes and was extended in October 2000 for an additional 18 months and will now expire in April 2002. At June 30, 2001 there were no outstanding borrowings under this line of credit facility.

In October 1998, the Company announced that the Board of Directors authorized a share repurchase program (the "1998 Repurchase Program") to purchase up to 10% of the outstanding shares of Common Stock. Under the 1998 Repurchase Program the Company repurchased 830,000 shares of its Common Stock for $9.1 million at an average price of $10.85 per share. During the second quarter of 2000, Management was authorized by the Board of Directors to extend the stock repurchase program (the "2000 Repurchase Program"). This extension allows for the purchase of up to 6% of the outstanding shares, or up to approximately 500,000 shares over 18 months, in open market or privately negotiated transactions. To date 144,000 shares have been purchased for $2.0 million at an average price of $13.80 per share under the 2000 Repurchase Program. During the first half of 2001, the Company did not acquire any shares of its Common Stock.

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



FORWARD-LOOKING STATEMENTS
--------------------------

This report contains forward-looking statements, including statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially. Risks include without limitation the Company's ability to commercialize its gender sort technology on a cost effective basis or at all, the availability of funding for the gender sort development, including from Cobb-Vantress, the Company's ability to penetrate new markets, the results of our accounting investigation when complete, the degree of market acceptance of new products, the outcome of the Company's patent litigation appeal, the complete commercial development of potential future products or the ability to obtain regulatory approval of products. Such approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, and potential changes in regulations. These statements are also contingent upon continued growth of the global poultry industry and economic viability of certain markets. Additional information on these risks and other factors, which could affect the Company's financial results, is included in the Company's Form 10-K filed with the Securities and Exchange Commission
(SEC) and other filings with the SEC, including the Company's Forms 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

Market risk is the risk of potential loss arising from adverse changes in market rates and prices. The Company's primary market risk exposure is in changes in foreign currency exchange rates. Approximately 30% of revenues for the first half of 2001 and 29% of revenues for the year ended December 31, 2000 were derived from operations outside the United States. The Company's financial statements are denominated in U.S. Dollars and, accordingly, changes in exchange rates between foreign currencies and the U.S. Dollar will affect the translation of subsidiaries' financial results into U.S. Dollars for purposes of reporting consolidated financial results. Prior to the 2000 fiscal year, the Company had considered its market risk for changes in foreign currency exchange rates to be immaterial.

Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders' equity were ($932,000) at June 30, 2001 as compared with ($447,000) at December 31, 2000. The Company's most significant foreign currency exchange rate exposure is in the British Pound. To date, the Company has not utilized any derivatives or other hedging instruments to affect this exposure.



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------


    For a description of certain patent infringement proceedings initiated by the registrant and related legal proceedings, see the registrant's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

Item 2.  Changes in Securities
         ---------------------

    Not applicable.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

    Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

    On May 17, 2001 the Annual Meeting of Shareholders was held and the following matters were submitted to the shareholders for a vote. There were 7,314,094 shares represented at the meeting in person or by proxy and set forth below is a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes. There were no broker non-votes regarding the election of directors.

    Election of Directors:
                                                         Votes             Votes          Votes
    Director                       Votes For            Withheld          Against       Abstained          Totals
    --------                       ---------            --------          -------       ---------          ------
    C. Daniel Blackshear           7,143,507            170,587             n/a            n/a           7,314,094
    Lester M. Crawford,
      D.V.M., Ph.D.                7,139,707            174,387             n/a            n/a           7,314,094
    Peter J. Holzer                7,143,507            170,587             n/a            n/a           7,314,094
    John E. Klein                  7,140,336            173,758             n/a            n/a           7,314,094
    Randall L. Marcuson            6,983,607            330,487             n/a            n/a           7,314,094
    Arthur M. Pappas               6,867,694            446,400             n/a            n/a           7,314,094
    Walter V. Smiley               7,140,037            174,057             n/a            n/a           7,314,094


    Ratify the action of the Board of Directors in appointing Ernst & Young LLP as independent accountants for the fiscal year ending December 31, 2001:

                                                        Broker
             For         Against       Abstain        Non-Votes
          ---------      -------       -------       -----------
           7,256,652      52,506         4,936             0


Item 5.  Other Information
-------  -----------------

    Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

    (a)  Exhibits

         Exhibit 10.1 License and Royalty Agreement dated as of June 22, 2001 between Pfizer Inc. and the Company (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

         Exhibit 99 Risk Factors relating to the Company

    (b) No reports on Form 8-K were filed during the quarter ending June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 10, 2001


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