Form 10-Q
period 2001-09-30
EMBREX INC/NC
filed 2001-11-09
CIK 878725

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                          Commission File No. 000-19495


                                  Embrex, Inc.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


             North Carolina                               56-1469825
           ----------------------------------------------------------
           (State or other jurisdiction of               (IRS Employer
            incorporation or organization)            Identification No.)


               1040 Swabia Court, Durham, NC                   27703
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

                                   Yes   X       No _____
                                       ------

The number of shares of Common Stock, $0.01 par value, outstanding as of October 31, 2001 was 7,951,670.

                                  EMBREX, INC.

                                      INDEX

Part I                                                                                              Page
                                                                                                    ----
        Financial Information:

            Item 1:  Financial Statements

                Consolidated Balance Sheets ..............................................         3 of 14

                Consolidated Statements of Operations ....................................         4 of 14

                Consolidated Statements of Cash Flows ....................................         5 of 14

                Notes to Consolidated Financial Statements ...............................         6 of 14

            Item 2:

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations .............................        7 of 14

            Item 3:

                Quantitative and Qualitative Disclosures
                About Market Risk .........................................................       12 of 14

Part II

        Other Information:

        Item 1: Legal Proceedings .........................................................       12 of 14

        Item 2: Changes in Securities .....................................................       13 of 14

        Item 3: Defaults Upon Senior Securities ...........................................       13 of 14

        Item 4: Submission of Matters to a Vote of Security Holders .......................       13 of 14

        Item 5: Other Information .........................................................       13 of 14

        Item 6: Exhibits and Reports on Form 8-K ..........................................       13 of 14

        Signatures ........................................................................       14 of 14

PART I - FINANCIAL INFORMATION
     Item 1 - Financial Statements

                                  Embrex, Inc.
                                  ------------

Consolidated Balance Sheets
(Dollars in thousands)

                                                                          September 30      December 31
                                                                              2001              2000
                                                                          ------------      -----------
                                                                           (unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                                               $  4,485        $  2,966
    Restricted cash                                                              275             275
    Accounts receivable - trade                                                5,916           5,226
    Inventories:
        Materials and supplies                                                 1,501           1,516
        Product                                                                  654             833
    Other current assets                                                       1,606             951
                                                                            --------        --------
        Total Current Assets                                                  14,437          11,767

Inovoject(R)Systems Under Construction                                         1,683           1,325

Inovoject(R)Systems                                                           32,250          31,023
    Less accumulated depreciation                                            (24,151)        (22,471)
                                                                            --------        --------
                                                                               8,099           8,552

Equipment, Furniture and Fixtures                                             10,073           8,541
    Less accumulated depreciation and amortization                            (4,500)         (3,682)
                                                                            --------        --------
                                                                               5,573           4,859
Other Assets:
    Goodwill, Patents and exclusive licenses of patentable technology            760             267
    Other long-term assets                                                       638              --
                                                                            --------        --------
Total Assets                                                                $ 31,190        $ 26,770
                                                                            ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                        $    767        $    677
    Accrued expenses                                                           2,779           3,059
    Deferred revenue                                                               6             200
    Product warranty accrual                                                     205             113
    Current portion of capital lease obligations                                  --              23
                                                                            --------        --------
        Total Current Liabilities                                              3,757           4,072

Long-term debt, less current portion                                              42              37

Shareholders' Equity
    Common Stock,$.01 par value:
        Authorized 30,000,000 shares
        Issued and outstanding - 8,077,174 net of 1,146,716 treasury shares and 7,879,525 net of 974,000 treasury shares at
        September 30, 2001 and December 31, 2000, respectively                    90              88
    Additional paid-in capital                                                59,464          57,700
    Accumulated other comprehensive income                                      (804)           (447)
    Accumulated deficit                                                      (17,613)        (23,697)
    Treasury stock                                                           (13,746)        (10,983)
                                                                            --------        --------
        Total Shareholders' Equity                                            27,391          22,661
                                                                            --------        --------
Total Liabilities and Shareholders' Equity                                  $ 31,190        $ 26,770
                                                                            ========        ========

                                   Embrex,Inc.
                                   -----------

Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

                                                          Three Months Ended      Nine Months Ended
                                                             September 30           September 30
                                                          2001       2000/1/      2001        2000/1/
                                                       ----------  ----------  ----------  -----------
Revenues
    Inovoject(R)System revenue                          $  9,690    $  9,034    $ 29,475    $ 26,759
    Product sales                                          1,024         639       2,503       1,720
    Other revenue                                            757          54       1,053         213
                                                        --------    --------    --------    --------
Total Revenues                                            11,471       9,727      33,031      28,692
Cost of Product Sales and Inovoject(R)System Revenues      4,734       4,373      13,579      12,733
                                                        --------    --------    --------    --------
         Gross Profit                                      6,737       5,354      19,452      15,959

Operating Expenses
    General and administrative                             1,774       1,508       5,167       4,670
    Sales and marketing                                      694         450       1,930       1,318
    Research and development                               2,072       1,568       5,727       4,630
                                                        --------    --------    --------    --------
         Total Operating Expenses                          4,540       3,526      12,824      10,618

Operating Income                                           2,197       1,828       6,628       5,341
Other Income (Expense)
    Interest income                                           77          22         175         129
    Interest expense                                          (9)        (28)        (45)        (82)
                                                        --------    --------    --------    --------
Total Other Income (Expense)                                  68          (6)        130          47
                                                        --------    --------    --------    --------
Income Before Taxes                                        2,265       1,822       6,758       5,388
Income Taxes                                                 160         162         673         572
                                                        --------    --------    --------    --------
Net Income                                              $  2,105    $  1,660    $  6,085    $  4,816
                                                        ========    ========    ========    ========

Net Income per share of Common Stock:
    Basic                                               $   0.26    $   0.21    $   0.76    $   0.61
    Diluted                                             $   0.24    $   0.19    $   0.70    $   0.56

Number of Shares Used in Per Share Calculation:
    Basic                                                  8,077       7,910       8,020       7,909
    Diluted                                                8,728       8,554       8,659       8,663


/1/ Previously restated. See Note 12 of Notes to Consolidated Financial Statements in Form 10-K for the year ended December 31, 2000.

                                  Embrex, Inc.

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

                                                                                        Nine Months Ended
                                                                                           September 30
                                                                                  -----------------------------
                                                                                      2001            2000/1/
                                                                                  ------------     ------------
Operating Activities

    Net Income                                                                     $    6,085       $    4,816
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                  3,317            3,372
         Changes in operating assets and liabilities:
         Accounts receivable, inventories and other current assets                     (1,152)            (309)
         Accounts payable, accrued expenses, deferred revenue and
         warranty accrual                                                                (293)            (478)
                                                                                  ------------     ------------
Net Cash Provided By Operating Activities                                               7,957            7,401

Investing Activities

    Purchases of Inovoject(R)systems, equipment, furniture and fixtures                (3,898)          (5,028)
    Increase in goodwill, patents and other non-current assets                         (1,169)             (26)
                                                                                  ------------     ------------
Net Cash Used in Investing Activities                                                  (5,067)          (5,054)

Financing Activities

    Issuance of Common Stock                                                            1,766            1,913
    Changes in long-term debt                                                               5              588
    Payments on capital lease obligations                                                 (23)            (537)
    Repurchase of Common Stock                                                         (2,763)          (6,993)
                                                                                  ------------     ------------
Net Cash Used In Financing Activities                                                  (1,015)          (5,029)
                                                                                  ------------     ------------

Increase (Decrease) In Cash And Cash Equivalents                                        1,875           (2,682)
Currency Translation Adjustments                                                         (356)            (440)
Cash and cash equivalents at beginning of period                                        2,966            4,799
                                                                                  ------------     ------------
Cash And Cash Equivalents At End Of Period                                         $    4,485       $    1,677
                                                                                  ============     ============


/1/ Previously restated. See Note 12 of Notes to Consolidated Financial Statements in Form 10-K for the year ended December 31, 2000.

                                  EMBREX, INC.
                                    FORM 10-Q
                               September 30, 2001


NOTES TO CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd. and Inovoject do Brasil Ltda. (the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

Note 2 - Net Income Per Share

Basic net income per share was determined by dividing net income available for common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all issued and unexercised stock options.

Note 3 - Comprehensive Income

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $5.7 million and $4.4 million for the nine months ended September 30, 2001 and 2000, respectively. Embrex's total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented.

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

(In thousands)
(Unaudited)                                      Nine Months Ended             Nine Months Ended
                                                September 30, 2001            September 30, 2000
                                         -------------------------------------------------------
Net Revenue:
          United States                                    $23,118                       $20,819
          International                                      9,913                         7,873
                                         -------------------------------------------------------
Total                                                      $33,031                       $28,692
                                         =======================================================

                                                September 30, 2001             December 31, 2000
                                         -------------------------------------------------------
Net Revenue:
Total Assets:
          United States                                    $21,329                       $17,168
          International                                      9,861                         9,602
                                         -------------------------------------------------------
Total                                                      $31,190                       $26,770
                                         =======================================================


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

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 2001 and 2000
----------------------------------------------

Consolidated revenues for the 2001 third quarter totaled $11.5 million, representing an increase of 18% over 2000 third quarter revenues of $9.7 million.

Inovoject(R) system revenues amounted to $9.7 million for the 2001 third quarter, an increase of 7% over 2000 third quarter revenues of $9.0 million. Most of the 2001 and 2000 Inovoject(R) system revenues were generated from Inovoject(R) system lease fees. The growth in Inovoject(R) system revenues was primarily attributable to additional Inovoject(R) systems and injection activity in North America, Asia and Latin America, along with Inovoject(R) system sales to the Company's distributor in Japan.

Sales of Bursaplex(R), the Company's proprietary vaccine for the treatment of avian infectious bursal disease (IBD), to its customers accounted for the $1.0 million of product sales in the third quarter of 2001, while $0.6 million of product sales were generated during the same period of 2000. This 60% increase in product sales during the third quarter of 2001 is primarily due to increased sales to the Company's distributor in Japan and increased sales in the United States and Latin America.

Other revenue, which includes Bursaplex(R) royalties, grants and contract revenue, increased $0.7 million in the third quarter of 2001 as compared to the same period in 2000. This was primarily due to revenue earned from Cobb-Vantress for development of the Gender Sort device.

The third-quarter increase in gross profit margin from the restated 55% in 2000 to 59% in 2001 resulted from the 8% growth in cost of revenue, over the third quarter of 2000, compared to the 18% revenue growth over the same period. The growth rate in cost of revenue was principally affected by operational efficiencies in the servicing of North American Inovoject(R) systems during 2001. Gross margin also increased due in part to the revenue earned from Cobb-Vantress, which did not have any associated cost of revenue. On an operating basis, excluding "other revenue", gross margin was 56%, up one percentage point over the third quarter of 2000.

Total operating expenses amounted to $4.5 million for the third quarter of 2001 versus $3.5 million for the restated third quarter of 2000. General and administrative expenses were $0.3 million higher during the third quarter of 2001 due to the timing of and increase in general corporate expenditures such as rent, legal and accounting fees, accruals and property taxes. Sales and marketing expenses were $0.2 million more during the third quarter of 2001 compared to the same period in 2000 due to global business development, support infrastructure for new markets and training programs for customer support personnel. Research and development expenses were $0.5 million more during the third quarter of 2001 compared to the third quarter of 2000 due to additional work on the Gender Sort project and the Coccidiosis vaccine and the Newcastle Disease in ovo vaccine development programs.

Inovoject(R) system revenue growth and outside funds resulted in a $0.4 million increase in net income, to $2.1 million in the third quarter of 2001 compared to $1.7 million during the same period in 2000. Diluted net income per common share was $0.24 for the 2001 third quarter based on 8.7 million average shares outstanding, compared to diluted net income of $0.19 per share based on 8.6 million average shares outstanding in the third quarter of 2000.

Nine Months Ended September 30, 2001 and 2000
---------------------------------------------

Consolidated revenues for the first nine months totaled $33.0 million, representing an increase of 15% over the $28.7 million of revenues for the first nine months of 2000. During the nine-month period ending September 30, 2001, the US Dollar strengthened, against selected currencies compared to the same period during 2000. If average exchange rates during the nine-month period ended September 30, 2001 had remained the same as the average exchange rates for these currencies, during the same nine-month period in 2000, then the Company's revenues would have been $0.3 million or 7% higher than the actual increase of $4.3 million.

Inovoject(R) system revenues amounted to $29.5 million for the first nine months of 2001, an increase of 10% over the $26.8 million of revenues for the first nine months of 2000. Most of the 2001 and 2000 Inovoject(R) system revenues were generated from Inovoject(R) system lease fees. The growth in Inovoject(R) system revenues was primarily attributable to additional Inovoject(R) systems and injection activity in North America, Asia and Latin America, as well as Inovoject(R) system sales to the Company's distributor in Japan.

Sales of Bursaplex(R) were the principal source of $2.5 million of product revenue in the first nine months of 2001 and $1.7 million of product revenue in the first nine months of 2000. Product sales increased 46% during the first nine months of 2001 compared to product sales during the first nine months of 2000 and were primarily due to increased sales in the United States, Japan and Latin America. During the first nine-months of 2001 Bursaplex(R) sales alone and excluding sales of VNF(R), for the manufacture of

Bursamune(R), to Fort Dodge, increased 83% over the first nine-months of 2000 primarily due to the increased sales in the markets listed above.

The increase in gross margin during the first nine months, from 56% for the restated 2000 results, to 59% in 2001 resulted from the 14% increase in revenues for the first nine months of 2001 versus the first nine months of 2000, while cost of revenue increased 7% over the restated first nine months of 2000. The growth rate in cost of revenue was partially affected by operating efficiencies gained in the management of the North American Inovoject(R) system installed base. In addition, the gross margin was affected by a change in the revenue mix that includes increased sales of the Inovoject(R) system and Bursaplex(R).

Total operating expenses amounted to $12.8 million for the first nine months of 2001 and $10.6 million for the first nine months of 2000, as restated for the misappropriation. General and administrative expenses were $0.5 million more during the first nine months of 2001 due primarily to expenses related to investment in information system support, facility lease payments and the Embrex Europe investigation. Sales and marketing expenses were $0.6 million more during the first nine months of 2001 than the restated first nine months of 2000 due to increased new business activity, support infrastructure for new markets and training programs for customer support personnel. Research and development expenses were $1.1 million more during the first nine months of 2001 compared to the restated first nine months of 2000 due to additional development work on the gender sort project, the Coccidiosis vaccine and the Newcastle Disease in ovo vaccine projects.

Inovoject(R) system and Bursaplex(R) revenue growth, Inovoject(R) system sales, non-operating other revenue and improved operating margins resulted in a 26% increase in net income of $6.1 million for the first nine months of 2001 from $4.8 million for the same period in 2000. Diluted net income per common share was $0.70 for the first nine months of 2001 based on 8.7 million average shares outstanding, compared to restated diluted net income of $0.56 per share based on
8.7 million average shares outstanding in the first nine months of 2000.

The Company estimates that as of September 30, 2001, it was vaccinating in excess of 80% of the broiler birds grown in the United States during the first nine months of 2001. Given its market penetration, the Company expects only moderate Inovoject(R) system revenue growth in this market. Overall, management anticipates moderate revenue and earnings growth in 2001 from its existing Inovoject(R) system operations in the United States and Canada, higher revenue and earnings growth from new Inovoject(R) system leases and sales in other countries, and sales of Bursaplex(R) product to poultry producers worldwide. The Company currently has Inovoject(R) systems either installed or on trial in 31 countries, including the United States and Canada.

Bursaplex(R) is a product which uses the Company's Viral Neutralizing Factor (VNF(R)) technology to form an antibody-vaccine virus complex when combined with an infectious bursal disease (IBD) virus. To date, regulatory approval for Bursaplex(R) has been received in 18 countries including the United States and regulatory approval is pending in 15 countries. The registration application for Newplex(TM), Embrex's Newcastle Disease in ovo vaccine also based on the VNF(R) technology, was submitted to the United States Department of Agriculture (USDA) during July 2001. Although this product has been submitted for registration there is no assurance that the USDA approval will be obtained.

The Company's VNF(R) technology is also used in an IBD vaccine produced by Cyanamid Webster, a unit of Fort Dodge Animal Health, a division of American Home Products Corp., which has been marketed by Fort Dodge in certain European countries under Fort Dodge's trade name Bursamune(R). To date, Bursamune(R) has received regulatory approval in South Africa, Spain, Italy, Poland and the United Kingdom. During the second quarter of 2001, Fort Dodge advised its distributors that certain other Fort

Dodge products, which compete with Bursamune(R), could potentially be used in ovo in place of Bursamune(R). Also, Fort Dodge has indicated to Embrex that it does not intend to continue marketing Bursamune(R) after existing inventories are used and does not intend to seek further regulatory approvals. Embrex believes Fort Dodge remains obligated under its agreements with Embrex. The Company is considering all of its alternatives and is in discussions with Fort Dodge to reach a resolution of this matter. Pending resolution, marketing and regulatory approval plans for Bursamune(R) will be delayed and Embrex does not expect to generate significant revenues from either the sales of VNF(R) to Fort Dodge or the royalties generated from Fort Dodge's Bursamune(R) sales.

In June of 2001, the Company announced that it had acquired an exclusive worldwide license from Pfizer Inc. to all pending patents relating to in ovo poultry coccidiosis vaccines. Under the license agreement, Pfizer will receive milestone payments from Embrex and a royalty on future sales of the vaccine. Coccidiosis is a parasitic disease of the avian digestive system, affecting feed intake, and therefore weight gain of the broiler bird. Current treatments include chemical and antibiotic coccidiostats, which are encountering efficacy problems due to drug resistance, as well as post-hatch vaccines which can be difficult to use and have associated problems of accurate and timely delivery. Recent field trials, coordinated with two major U.S. poultry producers, have demonstrated that the unique in ovo coccidiosis vaccine under development is safe and efficacious, with performance equivalent to the commonly used coccidiostats. Although these field trials have been positive, there is no assurance that on going research and development will result in a marketable product.

In July of 2001, Embrex along with Origen Therapeutics, Inc. was awarded an Advanced Technology Program (ATP) grant totaling $4.7 million from the National Institute of Science and Technology (NIST), a division of the U.S. Department of Commerce. The four-year grant will help fund a project, with a proposed budget of $9.7 million, for development of technology aimed at the large-scale production of poultry utilizing avian embryonic stem (ES) cells and in ovo technology. Although the Company believes that this arrangement and this grant is a positive step forward, no assurances can be made that Embrex's development work will lead to a commercial device.

In August of 2001, Embrex announced that Cobb-Vantress, the world leader in broiler breeding, agreed to provide funds for Embrex's ongoing development of a patented technology and device to determine the gender of poultry in ovo, or in the egg. Embrex subsequently received an initial funding from Cobb-Vantress. Upon the achievement of certain milestones in the development and commercialization of Embrex's gender sort device technology, to the mutual satisfaction of the parties, Embrex anticipates receiving additional nonrefundable payments. In return, Cobb-Vantress will receive favorable commercial terms upon adopting the gender sort device, if and when the device is ultimately commercialized. The Company believes that the economical and efficient in ovo determination of a bird's gender before it hatches will lead to an increase in the practice of raising birds separately by gender. In a number of independent studies, gender separate rearing has been shown to increase the efficiency of feed utilization, improve processing plant operations and ultimately provide consumers with more uniform and economic poultry. Embrex estimates that the worldwide market potential for the new gender sorting technology is in excess of $300 million annually. Embrex has budgeted between $5 million and $7 million for its efforts to commercialize gender sort technology. Although the Company believes that this arrangement is a positive step forward, no assurances can be made that Embrex's development work will lead to a commercial device.

For the rest of 2001, the goals of management are to maintain revenue growth and profitability, to continue efforts to achieve worldwide placements of the Inovoject(R) system, to obtain regulatory approvals and initiate marketing of Bursaplex(R) in these markets, to continue development of proprietary in ovo vaccines and to develop enhancements to the Inovoject(R) system. Growth in Inovoject(R) systems and product revenues during the remainder of 2001 will be dependent on the rate at which markets outside the United States and Canada accept the Inovoject(R) system technology, the timing of regulatory approvals for Bursaplex(R) and third-party vaccines for in ovo use outside the United States and Canada, start-up costs in new markets, possible variability in United States bird production as a result of factors such as grain price fluctuations, foreign currency rate fluctuations against the U.S. dollar and variability in demand for, and pricing of, U.S. poultry and poultry products both inside and outside the United States.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
----------------------------------------------------------------

At September 30, 2001, the Company's cash and cash equivalents amounted to $4.5 million, up $1.5 million from $3.0 million on hand at year-end 2000.

Operating activities generated $8.0 million in cash during the first nine months of 2001. Cash was provided by net income of $6.1 million and depreciation of $3.3 million, and was reduced by increases in accounts receivable, inventories and other current assets of $1.2 million and by reductions in accounts payable and accrued expenses of $0.3 million.

During the first nine months of 2001, investing activities used $5.1 million of cash, primarily for $3.9 million in additional Inovoject(R) systems and other capital expenditures and $1.2 million primarily for the investment in Embrex Iberica, Embrex's subsidiary in Spain, and the financing of Advanced Automation for work on the Gender Sort device through a credit agreement signed during the third quarter of 2001. Embrex Iberica was established through the acquisition of Hatchery TSO s.l. (HTSO), an associate company of Consultas y Servicios Agropecuarios s.l. (CSA). Until January of 2001, HTSO was Embrex's exclusive agent for the installation and servicing of the Inovoject(R) system in Spain and Portugal.

Financing activities used $1.0 million, due primarily to the repurchase of $2.8 million of common stock, which was offset by $1.8 million of proceeds from the issuance of common stock through stock option exercises.

As of September 30, 2001, the Company had outstanding commitments for expenditures of approximately $4.6 million related to research and development work and obtaining proprietary rights for Embrex's current development project portfolio, as well as construction costs for the Company's new facility.

In April 1999, the Company obtained a $6.0 million secured revolving line of credit from its bank, Branch Banking and Trust Company. This line of credit may be used for working capital purposes and was extended in October 2000 for an additional 18 months and will now expire in April 2002. At September 30, 2001 there were no outstanding borrowings under this line of credit facility.

In October 1998, the Company announced that the Board of Directors authorized a share repurchase program (the "1998 Repurchase Program") to purchase up to 10% or up to approximately 830,000 shares of the outstanding shares of Common Stock. Under the 1998 Repurchase Program the Company repurchased 830,000 shares of its Common Stock for $9.1 million at an average price of $10.85 per share. During the second quarter of 2000, Management was authorized by the Board of Directors to extend the stock repurchase program (the "2000 Repurchase Program"). This extension allows for the purchase of up to 6% of the outstanding shares, or up to approximately 500,000 shares over 18 months, in open market or privately negotiated transactions. To date 335,716 shares have been purchased for $5.1 million at an average price of $15.07 per share under the 2000 Repurchase Program. During the first nine months of 2001, the Company acquired 172,716 shares of its Common Stock at an average cost of $16.00 per share, for a total of $2.7 million.

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

FORWARD-LOOKING STATEMENTS
--------------------------

This report contains forward-looking statements, including statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially. Risks include without limitation the Company's ability to commercialize its gender sort technology on a cost effective basis or at all, the availability of funding for the gender sort development, including from Cobb-Vantress, the Company's ability to penetrate new markets, the degree of market acceptance of new products, the outcome of the Company's patent litigation appeal, the complete commercial development of potential future products or the ability to obtain regulatory approval of products. Such approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, and potential changes in regulations. These statements are also contingent upon continued growth of the global poultry industry and economic viability of certain markets. Additional information on these risks and other factors, which could affect the Company's financial results, is included in the Risk Factors described in Exhibit 99 to this report and in the Company's other filings with the Securities and Exchange Commission including the Company's Forms 10-K and 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Market risk is the risk of potential loss arising from adverse changes in market rates and prices. The Company's primary market risk exposure is in changes in foreign currency exchange rates. Approximately 30% of revenues for the first nine months of 2001 and 29% of revenues for the year ended December 31, 2000 were derived from operations outside the United States. The Company's financial statements are denominated in U.S. Dollars and, accordingly, changes in exchange rates between foreign currencies and the U.S. Dollar will affect the translation of subsidiaries' financial results into U.S. Dollars for purposes of reporting consolidated financial results. Prior to the 2000 fiscal year, the Company had considered its market risk for changes in foreign currency exchange rates to be immaterial.

Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders' equity were ($0.8 million) at September 30, 2001 as compared with ($0.4 million) at December 31, 2000. The Company's most significant foreign currency exchange rate exposure is in the British Pound. To date, the Company has not utilized any derivatives or other hedging instruments to affect this exposure.

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

       (a) Exhibits

           Exhibit 10.1 Credit Agreement dated as of April 1, 2001 between Advanced Automation, Inc. and the Company

           Exhibit 10.2 Amended and Restated Research, Development and Marketing Agreement dated July 20, 2001 between LifeSensors, Inc. and the Company (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

           Exhibit 99 Risk Factors relating to the Company

       (b) No reports on Form 8-K were filed during the quarter ending September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2001


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