Form 10-K405
period 2001-12-31
EMBREX INC/NC
filed 2002-03-22
CIK 878725

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended December 31, 2001
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                           --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates was $143.7 million, based on a price per common share of $17.90 at the close of business on that date.

As of February 28, 2002, there were 8,030,726 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                      Where Incorporated

Proxy Statement with respect to the Annual                    Part III
Meeting of Shareholders to be held on May 16, 2002, to be filed with the Securities and Exchange
Commission

                                      INDEX

                                                                                                                  PAGE
PART I
           ITEM 1.   BUSINESS....................................................................................   3

           ITEM 2.   PROPERTIES..................................................................................   10

           ITEM 3.   LEGAL PROCEEDINGS...........................................................................   10

           ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................   11

PART II

           ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS.........................................................................   11

           ITEM 6.   SELECTED FINANCIAL DATA.....................................................................   12

           ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.........................................................   13

           ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................   16

           ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................   17

           ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE.........................................................   31

PART III

           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................   31

           ITEM 11.  EXECUTIVE COMPENSATION......................................................................   31

           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT.............................   31

           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................   31

PART IV

           ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                     ON FORM 8-K.................................................................................   31

SIGNATURES.......................................................................................................   36

                                     PART I

ITEM 1. BUSINESS

GENERAL

Embrex, Inc. ("Embrex" or the "Company") is an international agricultural biotechnology company specializing in the poultry industry. Embrex is focused on developing patented biological and mechanical products that improve bird health, help reduce production costs and provide other economic benefits to the poultry industry. The Company was incorporated in 1985 in North Carolina.

Embrex has developed and commercialized the Inovoject(R) system, a proprietary, automated in-the-egg injection system which can inoculate 20,000 to 50,000 eggs per hour and eliminates the need for manual, post-hatch injection of certain vaccines. The Inovoject(R) system is designed to inject vaccines and other compounds in precisely calibrated volumes into targeted compartments within the egg. Embrex markets the Inovoject(R) system to commercial poultry producers, charging a fee for each egg injected. The Company has also introduced the Vaccine Saver(R) and Egg Remover(TM) modules to provide additional automation benefits to the poultry hatchery.

In addition to the Inovoject(R) system, Embrex has developed and is marketing its Viral Neutralizing Factor ("VNF(R)") technology, useful in the development of certain avian vaccines. The Company also has developed and is marketing Bursaplex(R), a VNF(R)-based vaccine for protection against avian infectious bursal disease ("IBD"). Embrex also is developing various other proprietary mechanical and biological products to improve bird health, reduce bird production costs and provide other economic benefits to the poultry industry. These products are in various stages of development, and some are being developed in collaboration with major animal health companies, the United States Department of Agriculture (the "USDA"), major poultry producers and several leading universities in the field of avian science. These products are being designed to be delivered through the Inovoject(R) system, and some may also be administered prior to incubation as well as after hatching.

EXISTING PRODUCTS

Inovoject(R) Egg Injection System

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

In 2001, the Company converted a number of hatcheries to the Inovoject(R) system and continued operating Inovoject(R) systems in hatcheries converted prior to 2001. The Company estimates that its Inovoject(R) system inoculates in excess of 80% of all eggs produced for the North American broiler poultry market and, therefore, expects diminished growth in the number of system installations and only modest Inovoject(R) system revenue growth in this market. Therefore, the Company must expand its Inovoject(R) system installations and product sales in markets outside North America in order to realize sustainable overall revenue growth. The Company estimates that approximately 70% or more of the world broiler production occurs outside the United States and Canada. Accordingly, the Company is continuing its strategy to further market its Inovoject(R) system outside North America.

During 2001, the Company placed a number of Inovoject(R) systems for trial and on contract at locations outside the United States and Canada. The Company's expansion outside the United States and Canada was focused initially on Europe, the Middle East, and Africa. In the second half of 1997, the Company began expansion efforts in Asia and, in 1998, in Latin America. Currently, the Company has Inovoject(R) systems either operating on contract or on trial in 30 countries. Overall, the placement of Inovoject(R) systems outside the United States and Canada is dependent on market acceptance of various in ovo ("in the egg") vaccines and obtaining regulatory approval of these vaccines in numerous countries.

Embrex has developed and introduced the Vaccine Saver(R) option for the Inovoject(R) system, which identifies infertile and early-dead eggs and selectively prevents vaccination to these eggs. It is designed for use in select markets where vaccine prices are high. The Vaccine Saver(R) option was introduced in Europe in the fourth quarter of 1999. Embrex has also developed a related system, the Egg Remover (TM) that works in conjunction with the Inovoject(R) system to remove infertile and early-dead eggs from incubator trays. This product has been launched commercially and is involved in ongoing hatchery field trials.

Certain poultry diseases are more prevalent in some geographic regions than in others. For example, Marek's disease, for which the Inovoject(R) system primarily is used in the United States, is not as widespread in Europe as in North America. Infectious Bursal Disease (also known as Gumboro disease) is prevalent in Northern Europe, Asia, parts of Latin America and, to a lesser extent, in the United States. The Company expects that the primary usage of its Inovoject(R) systems will vary by geographic region according to the prevailing diseases as well as regulatory approval and market acceptance of vaccines for in ovo delivery. There are a number of poultry vaccines marketed by various animal health companies in the United States and other markets which can be used with the Inovoject(R) system.

VNF(R)(Viral Neutralizing Factor)

Embrex has developed, patented and commercialized a Viral Neutralizing Factor technology, which permits single-dose immunization of the avian embryo effective for the life of the bird. By using the VNF(R) technology to form an antibody-vaccine virus complex, immunization is provided in a single step, reducing or eliminating many of the multiple vaccinations carried out in the industry. VNF(R) can temporarily neutralize a virulent vaccine virus without impairing the virus' ability to stimulate an immune response. By using VNF(R) in this manner, the certain virulent vaccine virus can be made into a safe and effective vaccine, which can be used in ovo or after hatch.

The VNF(R) technology is the subject of four issued U.S. patents, a pending U.S. patent application, and several foreign patents and foreign patent applications. The U.S. patents are owned by the University of Arkansas and exclusively licensed to Embrex for avian use on a royalty basis for the life of the patents. VNF(R) is a component in the Company's Infectious Bursal Disease vaccine, Bursaplex(R), described below. Embrex also is researching application of VNF(R) technology for other avian disease vaccines, including Newcastle disease, but there is no assurance that the Company's research will result in product opportunities.

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

Embrex currently is seeking regulatory approval in selected Latin American and Asian markets for in ovo and post-hatch use of Bursaplex(R) and in December 2000 Shionogi & Co., LTD, Embrex's Japanese distributor, received regulatory approval of the product in Japan. While Embrex has received regulatory approval in some of these markets, there is no assurance that the remaining approvals will be obtained. The placement of Inovoject(R) systems outside the United States and Canada depends, in part, on market acceptance of various in ovo vaccines as well as regulatory approval. To date, regulatory approval for Bursaplex(R) has been received in 20 countries besides the United States, and regulatory approval is pending in 12 countries. Currently, Bursaplex(R) is being marketed in most of these countries where regulatory approval has been obtained.

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

PRODUCTS UNDER DEVELOPMENT

Embrex is developing individually, and in collaboration with others, additional products and devices which address poultry health and performance needs in ovo and, in some cases, after hatch. These additional products are in various stages of development. There can be no assurance that Embrex will successfully develop or market any of these products. Marketing products developed jointly with others may require royalty or other payments by Embrex to its co-developers. There is no assurance regulatory approval will be obtained.

In Ovo Products for Control of Coccidiosis and Newcastle Disease

The Company is developing a novel in ovo biological control method for coccidiosis. Coccidiosis is caused by a protozoan parasite, which attacks the gut of the chicken, causing significant problems with the intake and digestion of feed and, therefore, the physical and economic performance of the bird. Currently, virtually all broiler chickens, and most poultry in general, receive anti-coccidiosis compounds called coccidiostats incorporated into poultry feed. Over the years, coccidia have developed levels of resistance to these coccidiostats and thus effectiveness has been somewhat reduced. A limited number of live vaccines have also been developed and are administered orally soon after hatch. However, due to difficulties in providing a precise oral dose to each bird, growth depression can occur in broiler flocks. Therefore, such live vaccines are used primarily in parent stock. Using its Inovoject(R) system technology and its knowledge of avian embryology, the Company is developing a novel, efficacious and cost-effective means of preventing coccidiosis in broiler chickens. This program is aimed at overcoming many of the problems associated with current practices. The Company estimates that the worldwide market for products that control coccidiosis is in excess of $350 million per year.

In 1997, the Company established the feasibility of an in ovo biological control method for coccidiosis. In 1999, Embrex entered into a collaborative research and development agreement with Pfizer Inc. to research and develop a live coccidiosis vaccine for in ovo delivery to poultry. During 2000 and 2001, Embrex conducted large-scale field trials, coordinated with two major U.S. poultry producers, that demonstrated that the in ovo coccidiosis vaccine under development is safe and efficacious, with performance equivalent to the commonly used coccidiostats. Although these field trials have been positive, there is no assurance that ongoing research and development will result in a marketable product. In June of 2001, the Company announced that it had acquired an exclusive worldwide license from Pfizer Inc. to all pending patents relating to in ovo poultry coccidiosis vaccines. Under the license agreement, Pfizer will receive milestone payments from Embrex and a royalty on future sales of the vaccine. Continued development of this project will involve further extensive clinical and field trials. There can be no assurances that any of these development efforts will be successful. Embrex has initiated the regulatory approval process with respect to these development efforts, but does not expect any coccidiosis product developed by the Company to reach the market in the near future.

The registration application for Newplex(TM), Embrex's Newcastle disease in ovo vaccine which like Bursaplex(R) is based on VNF(R) technology, was submitted to the USDA during July 2001. Following an initial positive response, the USDA allowed the manufacture of pre-licensing serials (vaccine lots), which will be used in the field trials required for product registration. Although this product has been submitted for registration there is no assurance that the USDA approval will be obtained.

Gender Sorting Device

During 2001, Embrex continued its efforts to automate avian gender sorting. The Company believes that the economical and efficient in ovo determination of a bird's gender before it hatches will lead to an increase in the practice of raising birds separately by gender. In a number of independent studies, gender separate rearing has been shown to increase the efficiency of feed utilization, improve processing plant operations and ultimately provide consumers with more uniform and economic poultry. In 1999, Embrex received a small business research grant to support the development of an automated device to sort poultry eggs by gender and, in October 2000, Embrex was awarded a $270,000 follow-on Phase II Small Business Innovation Research (SBIR) grant to support development of an automated device for sorting poultry eggs by gender. The U.S. Department of Agriculture's Cooperative State Research, Education and Extension Service (CSREES) supported the grant.

Embrex has made substantial progress in developing a gender sorting prototype and in laboratory trials has determined gender in a series of eggs with 100% accuracy. In April 2001, Embrex entered into a Credit Agreement with Advanced Automation, Inc. under which Embrex agreed to loan Advanced Automation up to $3.4 million in connection with development and construction of a gender sorting automation module for the Inovoject(R) system. In July 2001, Embrex entered into a Research, Development and Marketing Agreement with LifeSensors, Inc. under which Embrex and LifeSensors will collaborate in the development and production of a gender sorting biosensor module for the Inovoject(R) system.

In July 2001, Embrex entered into an agreement with Cobb-Vantress, the world leader in broiler breeding, under which Cobb-Vantress agreed to provide funds for Embrex's ongoing development of patented technology and a device to determine the gender of poultry in ovo. Embrex subsequently received initial funding from Cobb-Vantress. Upon the achievement of certain milestones in the development and commercialization of Embrex's gender sort device technology, to the mutual satisfaction of the parties, Embrex anticipates receiving additional nonrefundable payments from Cobb-Vantress. In return, Cobb-Vantress will receive favorable commercial terms upon adopting the gender sort device, if and when the device is ultimately commercialized. Embrex estimates that the worldwide market potential for the new gender sorting technology is in excess of $300 million annually. Embrex has budgeted between $5 million and $7 million for its efforts to commercialize gender sort technology. Although the Company believes that this arrangement is a positive step forward, no assurances can be made that Embrex's development work will lead to a commercial device.

Other Products Under Development

During 2001, Embrex continued to evaluate technologies which, when coupled with Embrex's proprietary in ovo enabling delivery know-how, might have the potential to yield improvements in the areas of feed conversion, muscle mass and leanness within broiler chickens. These technologies may be applied at egg transfer or prior to incubation in order to have the desired effect. While the Company plans to continue its research efforts in these areas in 2002, there is no assurance that these efforts will yield product opportunities.

Embrex is also evaluating technologies and developing capabilities for characterizing and sorting eggs before or after injection by the Inovoject(R) system. Two of these evaluation programs have resulted in the development and introduction of the Vaccine Saver(R) option for the Inovoject(R) system and a related system, the Egg Remover (TM).

In June 2000, Embrex announced that it had embarked on a research collaboration with Origen Therapeutics, Inc., a privately held biotechnology company based in Burlingame, California, aimed at combining Origen's avian embryonic stem (ES) cell technology with Embrex's in ovo technology. The goal of the collaboration is to develop methods that enhance poultry production economics through intervention early in embryonic development. In July of 2001, Embrex along with Origen Therapeutics, Inc. was awarded an Advanced Technology Program (ATP) grant totaling $4.7 million from the National Institute of Science and Technology
(NIST), a division of the U.S. Department of Commerce. The four-year grant will help fund a project, with a proposed budget of $9.7 million, for development of technology aimed at the large-scale production of poultry utilizing avian embryonic stem (ES) cells and in ovo technology. Although the Company believes that this arrangement and this grant is a positive step forward, no assurances can be made that Embrex's development work will lead to a commercial technology.

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

PATENTS AND PROPRIETARY RIGHTS


Embrex controls (either through direct ownership or exclusive license) 36 issued U.S. patents, 13 pending U.S. patent applications, 96 issued foreign patents and 72 pending foreign patent applications. In addition, Embrex has executed confidentiality agreements with its collaborators, subcontractors, employees and directors.

The Inovoject(R) system utilizes a process of injecting viral, bacterial or fungal vaccines into avian eggs that was patented in the United States by the USDA in 1984. Embrex holds the exclusive license to this patent through its expiration in June 2002. There can be no assurances that a competitive system will not be introduced when the patent expires. However, Embrex has supplemented the USDA patent with seven additional issued U.S. patents (and numerous foreign patents and patent applications) covering specific design features of the Inovoject(R) system. See Item 3, "Legal Proceedings", below.

Embrex also owns or licenses method-of-use patents for the in ovo administration of VNF(R) vaccines and other compounds to elicit various beneficial responses in poultry. Two U.S. patents for methods of treating IBD virus infections using VNF(R) vaccines, including in ovo administration, were issued to Embrex in 1995. A U.S. patent claiming the use of VNF(R) viral vaccines in all non-primate animals was allowed in 1997 and issued in February 1999. These patents and additional patent applications encompass the use of VNF(R) vaccine compounds regardless of the source of the VNF(R). These VNF(R) patents additionally include composition-of-matter claims to VNF(R) vaccines against IBD virus disease and composition-of-matter claims to VNF(R) vaccines for combating viral diseases in non-primate animals. These patent claims cover the vaccine preparation, regardless of the manner in which the preparation is used. The Company filed three new U.S. patent applications in 1998, 10 new U.S. patent applications in 1999, six new U.S. patent applications in 2000 and six new U.S. patent applications in 2001. During 2000, Embrex also filed two new foreign patent applications. Each application covered various aspects of in ovo technology.

Embrex continues its efforts to patent methods of delivering compounds in ovo, including early intervention methods and devices. During the years 1998 through 2001, 21 U.S. patents were issued or allowed, further expanding Embrex's proprietary position with respect to in ovo technology.

Additionally, Embrex has federally registered the trademarks Embrex(R), Inovoject(R), VNF(R), Bursaplex(R) and Vaccine Saver(R) in the United States, and has applied for federal and foreign registration of other various trademarks including Egg Remover(TM) and Newplex(TM)

COMPETITION

The competition for the Inovoject(R) system is presently the manual, post-hatch administration of biological products. Since most of Embrex's products and potential products are being designed to be administered through the Inovoject(R) system, the Inovoject(R) system must continue to be accepted within the poultry industry and operated as intended under long-term commercial conditions for these potential products to be marketed successfully.

The Company holds the exclusive license to the U.S. patent for injecting vaccines into an avian embryo, which expires in June 2002. Embrex has supplemented this patent with seven additional U.S. patents covering specific design features of the Inovoject(R) system. In addition, Embrex relies on numerous foreign patents to protect its intellectual properties and to afford a competitive advantage. See "Patents and Proprietary Rights," above. There can be no assurance, however, that a competitive delivery method, either within or outside the United States, will not gain commercial acceptance, particularly once the patent has expired. Embrex continues to monitor for the presence of any competitive in ovo administration systems worldwide. See Item 3, "Legal Proceedings," below.

Competitive success for Embrex will be based primarily on the current comprehensive customer service and commercial acceptance of third-party and in-house in ovo products, achieving and retaining scientific expertise and technological superiority, identifying and pursuing scientifically feasible and commercially viable opportunities, obtaining proprietary protection for its research achievements, obtaining adequate funding and timely regulatory approvals, and attracting corporate sponsors or partners in developing, testing, producing, and marketing products, none of which can be assured. In addition, a primary competitive factor affecting Embrex is its ability to conduct research and development. Embrex's ability to successfully compete also is dependent on its ability to attract and retain key personnel. Maintaining financial and human resources, therefore, are important factors for success.

PRODUCTION, MARKETING AND DISTRIBUTION

Production

Embrex currently subcontracts the production of all of its mechanical and biological products and expects to continue to do so for the foreseeable future. The Company believes that alternative sources of manufacture and supply generally exist.

See "Risk Factors" filed as Exhibit 99 to this report.

Inovoject(R)System, Vaccine Saver(R)option and Egg Remover (TM)

Embrex's in-house engineering staff designs the Inovoject(R) system, Vaccine Saver(R) option and Egg Remover (TM), which incorporates proprietary mechanical, pneumatic and electronic sub-systems and concepts. The Company uses one contract manufacturer to fabricate its Inovoject(R) systems and Egg Removers (TM). While other machine fabricators exist and have constructed limited numbers of Inovoject(R) systems, a change in fabricators could cause a delay in manufacturing and a possible delay in the timing of future Inovoject(R) system and Egg Removers (TM) installations and revenues from those installations. The Vaccine Saver(R) option is assembled in our manufacturing area at the Company's corporate headquarters and the components are sourced from multiple vendors.

VNF(R) (Viral Neutralizing Factor) Vaccines

In 1993, Embrex signed multi-year agreements with SPAFAS, Inc. ("SPAFAS"), a subsidiary of Charles River Laboratories, Inc., under which SPAFAS supplies the VNF(R) component for the bursal vaccines Bursaplex(R) and Bursamune(R). In connection with this agreement, Embrex maintains appropriate inventory levels and places orders with SPAFAS to allow Embrex to satisfy anticipated customer demand for VNF(R). The regulatory approval granted by the USDA for Bursaplex(R) in January 1997 specifically covers vaccines produced with SPAFAS-manufactured VNF(R). Additional agreements covering the Company's needs for the next four years is in negotiation and is expected to be finalized during 2002.

The Company has granted Merial Select, Inc. ("Select") (a Merck and Aventis company) exclusive rights to manufacture, in the United States, an IBD vaccine containing Embrex's VNF(R) product, known as Bursaplex(R), for Embrex to market in North America, Latin America and Asia. Embrex has also granted Fort Dodge (a unit of American Home Products Corp.) non-exclusive rights to manufacture IBD vaccines containing the Company's VNF(R) product, known as Bursamune(R), to be marketed in Europe, the Middle East and Africa. However, these rights are not being exercised pending resolution of the matter mentioned above. Abic Ltd. has been granted similar rights to manufacture and market an IBD vaccine, known as GuMBryo(TM), in Israel. The manufacture of the IBD vaccines being produced by Select, Fort Dodge and Abic, and the Company's VNF(R) product, generally must be performed in licensed facilities or under approved regulatory methods. Although there are other manufacturers who are capable of manufacturing IBD products and producing products such as VNF(R), a change of supplier for the Company could adversely affect Embrex's future operating results due to the time it would take a new supplier to obtain regulatory approval of its production process or manufacturing facilities. The Company seeks to minimize this exposure through multi-year supply agreements and the maintenance of adequate inventories.

Marketing and Distribution

Because of the geographical and industrial concentration of the poultry industry in the United States and other global markets, Embrex markets its products and provides ongoing service directly to the industry. Embrex's marketing is focused principally on the broiler chicken segment of the poultry industry, but the Company also has adapted its products for use by, and initiated trials and entered into commercial contracts with, broiler breeder companies and a limited number of turkey producers.

In order to encourage proper use of the Inovoject(R) system technology within an appropriate production environment, Embrex leases and licenses Inovoject(R) systems to hatcheries. The lease agreements cover the use of the mechanical equipment and ongoing field service, maintenance and technical support provided by Embrex. The agreements also include a license with royalty fees for use of Embrex's proprietary injection process. Also, in a very limited number of markets, under specific circumstances Embrex may sell the Inovoject(R) system to a third party distributor or a human flu vaccine manufacturer. Products, which are delivered in ovo, are sold separately by Embrex and others and may generate some royalty revenue for the Company.

The Company has initiated arrangements for international distribution of Bursaplex(R), subject in each case to the availability of required regulatory approvals. The Company has agreements with other parties to distribute Bursaplex(R) in Peru, Pakistan, Poland, Egypt and South Africa. Of these countries, regulatory approval has been granted in Peru, Pakistan and Poland. An agreement for Israel also entitles a distributor, Abic Ltd., to manufacture and market a VNF(R)-based IBD vaccine mentioned above. Subject to these agreements, the Company also will conduct international marketing directly.

Other significant poultry markets exist in Asia and Latin America. In 1997 and 1998, the Company entered into agreements with other parties to distribute Bursaplex(R) in Venezuela, Colombia, South Korea, Malaysia, Taiwan, Japan and Vietnam, subject to regulatory approvals. To date, regulatory approval for Bursaplex(R) has been granted in 20 countries besides the United States, and regulatory approval is temporary or pending in 12 countries. Embrex also added staff for selected Asian and Latin American markets and installed Inovoject(R) systems on a commercial or trial basis in certain Asian markets. In 1998, Embrex established Embrex BioTech Trade (Shanghai) Co., Ltd. in China, which will focus on marketing and distribution of Embrex products in China. Also in 1998, Embrex established Embrex Inc. Sucursal Argentina, a branch office in Argentina, responsible for commercial development and customer service and support. Initially, this office will serve only Argentina, but may extend to other regional markets such as Chile, Paraguay or Uruguay. In 1999, Embrex established a subsidiary in Brazil, Inovoject do Brasil Ltda. In January 2001, Embrex established subsidiaries in France and Spain to market and service Inovoject(R) systems in those countries.

In Japan, Embrex has a distribution agreement with Ishii Company, Ltd. ("Ishii"), a leading chick producer and the dominant supplier of hatchery equipment in Japan. The Japanese Ministry of Agriculture, Fisheries and Forestry granted veterinary medical device regulatory approval for the Inovoject(R) system in 1999. Ishii is marketing the Inovoject(R) egg injection system to poultry producers throughout Japan. In December 2000, Shionogi & Co., LTD, Embrex's exclusive distributor in Japan for Bursa-BDA [NP], the Japanese product name for Bursaplex(R), successfully gained the necessary regulatory registration of the product Bursa-BDA [NP] for the Japanese market.

The Company's revenues attributable to international operations in 2001, 2000, and 1999 were 31%, 29%, and 23% of the Company's consolidated revenues, respectively. The Company's identifiable assets attributable to international operations in 2001, 2000, and 1999 were 32%, 36%, and 30% of the Company's consolidated assets, respectively.

The Company's gross profit attributable to international operations in 2001, 2000, and 1999 were 19%, 16%, and 19% of the Company's consolidated gross profit respectively. See "Notes to Consolidated Financial Statements."

RESEARCH AND DEVELOPMENT EXPENDITURES

Research and development expense was $5.9 million in 1999, $6.7 million in 2000 and $8.1 million in 2001. The increase in research and development expense from 1999 to 2001 largely reflects additional research activities in several areas, increases in outside contract research, supplies consumption and Inovoject(R) system design and development and global technical support activity. Research and development is principally Company sponsored and funded primarily from internal sources and supplemented by grant and other sources of funds as appropriate.

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

EMPLOYEES

At December 31, 2001, Embrex employed 221 persons, 220 of whom were full-time employees, an increase of 22 persons from the 198 full-time employees at December 31, 2000.

SIGNIFICANT CUSTOMERS

Tyson Foods, Inc. ("Tyson") accounted for approximately 20% of Embrex's consolidated 2001 revenues. Based on millions of pounds of ready-to-cook poultry meat produced in 2001, Tyson accounted for approximately 23% of the broilers grown in the United States. During 1997, Tyson extended its contract with Embrex through 2004. There are no customers besides Tyson that represent 10% or greater of total revenues. However, Embrex's three largest customers, including Tyson, accounted for approximately 32% of consolidated 2001 revenues, down from 34% in 2000. The decrease in 2001 is largely the result of the expansion of the Company's customer base.

See "Risk Factors" filed as Exhibit 99 to this report.

ITEM 2. PROPERTIES

Embrex leases its corporate headquarters and research and development facilities, which occupy approximately 48,000 square feet and are located adjacent to Research Triangle Park, North Carolina. About one-third of the space is devoted to research and development. The lease has an initial six-year term and with annual increases of approximately 3% and 4% during an additional six-year renewal term. Embrex paid an annual rent of approximately $0.4 million during 2001. In addition to research and development activities conducted at its corporate headquarters, Embrex has a 12,800 square-foot research facility near its headquarters. The lease is a ten-year term expiring November 14, 2007, with a five-year renewal option. The annual rent paid in 2001 was approximately $0.2 million, with annual increases of approximately 3% through the first ten years and approximately 4% during the five-year renewal term.

In addition to the Company's facilities in North Carolina, Embrex has leased office and warehouse space in some of its offsite and international operations.

ITEM 3. LEGAL PROCEEDINGS

In September 1996, Embrex filed a patent infringement suit in the U.S. District Court for the Eastern District of North Carolina against Service Engineering Corporation, a Maryland corporation, and Edward G. Bounds, Jr., a Maryland resident and officer of Service Engineering Corporation. The suit alleged that each of the defendants' development of an in ovo injection device, designed to compete with Embrex's patented Inovoject(R) system injection method, infringes at least one claim of U.S. Patent No. 4,458,630 exclusively licensed to Embrex for the in ovo injection of vaccines into an avian embryo (the "Sharma Patent"). Further, Embrex claimed that the defendants had violated the terms of a Consent Judgment and Settlement Agreement entered into with Embrex in November 1995 in which prior litigation was concluded with Service Engineering Corporation and Edward G. Bounds, Jr. agreeing not to engage in future activities violating the Sharma Patent. Embrex sought injunctive relief to prevent infringement of the Sharma Patent as well as monetary damages. In November 1996, Service Engineering Corporation and Edward
G. Bounds, Jr., responded to Embrex's patent infringement suit by asserting various affirmative defenses and denying the substantive allegations in Embrex's complaint. This suit concluded on July 30, 1998 with a jury verdict in favor of Embrex. The verdict fully upheld the validity of all claims of the Sharma Patent, finding that the defendants had willingly infringed all asserted claims of the patent. The jury also found that Service Engineering Corporation and Edward G. Bounds, Jr., had breached the 1995 Consent Judgment and Settlement Agreement and that such breach was not in good faith. The jury awarded Embrex damages of $500,000 plus litigation expenses and court costs. The U.S. District Court for the Eastern District of North Carolina entered a Judgment in favor of Embrex on September 28, 1998, which included a monetary award of $2,612,885 and an injunction prohibiting Service Engineering Corporation and Edward G. Bounds, Jr., from practicing methods claimed in, or otherwise infringing, the Sharma Patent. This injunction will expire with the expiration of the Sharma Patent in June of 2002. Following an appeal by Service Engineering Corporation and Edward
G. Bounds, Jr. to the U.S. Court of Appeals for the Federal Circuit seeking a reversal of the Judgment, in July 2000, the United States Court of Appeals for the Federal Circuit affirmed the district court's decision to award to Embrex litigation expenses plus interest valued at approximately $1.5 million. In addition, the appeals court upheld the finding that Service Engineering Corporation and Edward G. Bounds, Jr. had willfully infringed all asserted claims of the Sharma Patent. However, the appeals court vacated the award of direct infringement damages finding that the district court erroneously awarded direct damages without proper evidence to support the award. Therefore, the appeals court remanded that award ($500,000 which was trebled) to the district court for further proceedings for determination of a reasonable royalty for the infringement of the patented method by Service Engineering Corporation and Edward G. Bounds, Jr. These proceedings were opened on August 28, 2000, but were stayed early in 2001 pending the conclusion of a bankruptcy proceeding initiated by Edward G. Bounds, Jr.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq National Market under the symbol EMBX. The quarterly trading ranges of the sales prices of the Company's Common Stock for the last two fiscal years were as shown in the table below:

                                                       Common Stock
                                                       Price Per Share
                                                   -----------------------
Quarter Ended                                        High           Low
-------------                                      ---------     ---------
March 31, 2000                                     $   20.00     $   10.75
June 30, 2000                                      $   19.88     $   11.63
September 30, 2000                                 $   15.75     $   10.88
December 31, 2000                                  $   17.75     $   12.19

March 31, 2001                                     $   16.75     $   11.06
June 30, 2001                                      $   15.90     $   11.87
September 30, 2001                                 $   18.55     $   13.98
December 31, 2001                                  $   18.30     $   14.77

At February 28, 2002, there were 390 holders of record of the Common Stock. The Company has paid no dividends on any stock since inception and has no plans to pay dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF OPERATIONS BY QUARTERS (UNAUDITED)

The selected financial data below should be read in conjunction with the Company's consolidated financial statements and related notes appearing elsewhere in this report.

(In Thousands, Except Per Share Amounts)

                                                          2001                                    2000
                                         -------------------------------------   -------------------------------------
                                         1st Qtr   2nd Qtr   3rd Qtr   4th Qtr   1st Qtr   2nd Qtr   3rd Qtr   4th Qtr
                                         -------   -------   -------   -------   -------   -------   -------   -------
Revenues                                 $10,801   $10,759   $11,471   $11,629    $9,291    $9,674    $9,727   $10,104
Operating Expenses                         4,187     4,098     4,540   $ 4,977     3,511     3,581     3,526     4,448
Net income                                 2,066     1,914     2,105   $ 1,882     1,541     1,615     1,660     1,815

                                                          2001                                    2000
                                         -------------------------------------   -------------------------------------
                                         1st Qtr   2nd Qtr   3rd Qtr   4th Qtr   1st Qtr   2nd Qtr   3rd Qtr   4th Qtr
                                         -------   -------   -------   -------   -------   -------   -------   -------
Net income (per share of Common Stock)
             Basic                       $  0.26   $  0.24   $  0.26   $  0.24   $  0.19   $  0.21   $  0.21   $  0.23
             Diluted                     $  0.24   $  0.22   $  0.24   $  0.22   $  0.18   $  0.19   $  0.19   $  0.21

Number of Shares Used in Per Share
Calculation
             Basic                         7,927     8,057     8,077     7,967     7,945     7,870     7,910     7,880
             Diluted                       8,576     8,673     8,728     8,597     8,733     8,701     8,554     8,569

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(In Thousands, Except Per                          2001       2000       1999       1998       1997
Share Amounts)                                   --------   --------   --------   --------   --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA

Revenues                                         $ 44,660   $ 38,796   $ 33,750   $ 28,615   $ 24,789
Research and development expenses                   8,120      6,725      5,857      4,995      4,188
Other operating expenses                            9,681      8,341      8,181      6,837      5,607
Net income                                          7,967      6,631      5,744      2,861      1,760
Net income per share of Common Stock

             Basic                               $   1.00   $   0.84   $   0.70   $   0.35   $   0.21
             Diluted                             $   0.92   $   0.77   $   0.68   $   0.34   $   0.21
Number of Shares Used in Per Share Calculation
             Basic                                  8,007      7,901      8,151      8,255      8,184
             Diluted                                8,644      8,639      8,488      8,339      8,339

CONSOLIDATED BALANCE SHEET DATA

Working capital                                  $  9,670   $  7,695   $  7,858   $  8,299   $  7,585
Total assets                                       34,058     26,770     26,233     24,990     25,161
Long-term liabilities                                  43         37         20        644      3,278
Accumulated deficit                               (15,730)   (23,697)   (30,328)   (36,072)   (38,933)
Shareholders' equity                               29,314     22,661     21,035     18,805     15,741

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes appearing elsewhere in this report.

Consolidated net income for 2001 increased to $8.0 million, representing an increase of 20% over 2000 net income of $6.6 million, which was 15.8% higher than 1999 net income of $5.7 million. Diluted earnings per share increased from $0.68 in 1999 and $0.77 in 2000 to $0.92 in 2001. For the year ended 2001, shares outstanding on a diluted basis were 8.6 million, approximately the same as 2000 and up from the 8.5 million for the year ended 1999. The increase in diluted average shares outstanding from 1999 to 2001 is attributable primarily to the increase in the number of in-the-money stock options included in the diluted average shares outstanding calculation. This occurred due to an appreciation in the price of the Company's Common Stock, which began in the second half of 1999 and continued into 2001. The increase relating to stock options was offset in part by stock repurchases under the Company's share repurchase program described below.

REVENUES

Consolidated revenues in 2001 totaled $44.7 million, representing an increase of 15% over 2000 revenues of $38.8 million, which were 15% over 1999 revenues of $33.8 million. Inovoject(R) system revenues totaled $39.7 million in 2001 compared to $36.2 million in 2000 and $32.3 million in 1999, representing increases of 10% from 2000 to 2001, and 12% from 1999 to 2000, with the 2001 increase coming principally from additional Inovoject(R) systems and injection activity in North America, Asia and Latin America, and Inovoject(R) system sales in Japan and Europe. During 2001, the US Dollar strengthened against selected currencies compared to the same period during 2000. If average exchange rates during 2001 had remained the same as the average exchange rates for these currencies during 2000, then the Company's revenues would have been $45.0 million or 7% higher than the actual increase of $5.9 million.

The 2001 revenues include Inovoject(R) system lease fees derived from multi-year contracts and paid trials in the United States and foreign countries, and the sale of Inovoject(R) systems to distributors and human flu vaccine companies. The sale of Inovoject(R) systems to distributors may cause variability in revenue and gross profit on an annual and quarterly basis. Embrex estimates that as of December 31, 2001, it was vaccinating in excess of 80% of the estimated
9.0 billion broiler birds grown in the United States in 2001. Given its market penetration, the Company expects only moderate Inovoject(R) systems revenue and earnings growth in this market.

Management anticipates moderate revenue and earnings growth in 2002 from existing Inovoject(R) system operations in the United States and Canada, higher revenue and earnings growth from new Inovoject(R) system leases in other countries, and sales of Bursaplex(R) product to poultry producers worldwide. However, the rate at which the marketplace will accept the Inovoject(R) system technology outside the United States and Canada, possible competition within the United States once the patent expires, the timing of regulatory approvals of third-party vaccines for in ovo use outside the United States and Canada, start-up costs in new markets, possible variability in United States hatchery bird production as a result of grain price fluctuations, and variability in the demand for, and pricing of, U.S. poultry and poultry products both inside and outside the United States, will impact the pace of revenue growth, if any, and the sustaining of profitability from the installation and operational throughputs of Inovoject(R) systems.

Sales of Bursaplex(R), the Company's proprietary vaccine for the treatment of avian infectious bursal disease, were the principal source of $3.4 million of product revenues in 2001 as compared to $2.3 million of product revenues in 2000 and $1.3 million of product revenues in 1999, representing revenue increases of 45% for 2001 over 2000 and 86% for 2000 over 1999. Bursaplex(R) sales alone and excluding sales of VNF(R) to Fort Dodge for the manufacture of Bursamune(R) increased 70% in 2001 over 2000 sales as continued demand in the United States, Asian and Latin American markets out paced 2000 and the North American region sold Bursaplex(R) to its Japanese distributor for the entire year 2001 (such sales had begun during the third quarter of 2000). During the second quarter of 2001, Fort Dodge notified Embrex that it does not intend to continue marketing Bursamune(R) after existing inventories are used (see "Existing Products--Infectious Bursal Disease (IBD) Vaccines", above).

COST OF PRODUCT SALES AND INOVOJECT(R) REVENUES

Cost of revenues accounted for 41% of total revenues in 2001 as compared to 43% and 39% of total revenues in 2000 and 1999, respectively. The improved gross margin in 2001 as compared to 2000 is due in part to operating efficiencies gained in the management of Inovoject(R) systems, a change in revenue mix that includes increased sales of the Inovoject(R) system and Bursaplex(R) as well as the non-operating other revenue mentioned above that has no associated cost of revenue. The increased cost of revenues as a percentage of total revenues in 2000 as compared 1999 was primarily attributable to the $619,000 audit adjustment charge taken in 2000 due to misappropriation at the Company's Embrex Europe subsidiary (see Note 12 of "Notes to Consolidated Financial Statements" below). These adjustments included changes to accounts receivable and prepaid expenses, which flowed through to cost of revenue. In addition, various international start-up-operating expenses were reclassified as cost of revenue, beginning in January 2000. Operating income was not affected by the operating expense classification change.

OPERATING EXPENSES

Operating expenses totaled $17.8 million compared to $15.1 million in 2000, and $14.0 million in 1999.

General and administrative ("G&A") expenses were $7.1 million in 2001, up 9% from $6.5 million in 2000 which was down 12% from $7.4 million in 1999. The 2001 increase from 2000 was primarily due to expenses related to investment in information system infrastructure to support the Company's ERP information system, facility lease payments and related operating expenses and the Embrex Europe investigation, while the 2000 decrease from 1999 was primarily due to the previously mentioned reclassification of international start-up expenses from G&A to sales and marketing and cost of revenue.

Sales and marketing expenses totaled $2.6 million in 2001 compared to $1.9 million in 2000 and $0.8 million in 1999. Increases during these periods resulted from expenses related to increased new business activity, support infrastructure for new markets and training programs for customer support personnel and the annualization of additional infrastructure implemented during 2000. The reclassification of international start-up expenses from G&A to sales and marketing also contributed to the 2000 increase over 1999.

Research and development ("R&D") expenses were $8.1 million in 2001 compared to $6.7 million in 2000 and $5.9 million in 1999. The increase in R&D expense from 2000 to 2001 is principally due to additional development work on the Gender Sort project, and the Coccidiosis and Newcastle disease in ovo vaccines. The increase in R&D expense from 1999 to 2000 largely reflects additional research activity in several areas, an increase in outside contract research, supplies consumption and Inovoject(R) system design and development and global technical support activity. The Company continues to manage its research and development effort to leverage its know-how, patent position, market presence and expenditures.

OTHER INCOME AND EXPENSE

Interest income totaled $206,000, $180,000, and $315,000 in years 2001, 2000, and 1999, respectively. The decreasing interest income from 1999 to 2001 resulted primarily from lower cash balances, which were primarily attributable to the common stock repurchase program (described below), and secondarily from lower prevailing interest rates.

Interest expense totaled $21,000 in 2001 compared to $80,000 in 2000 and $311,000 in 1999. In 2001, the decrease from 2000 was primarily due to not utilizing the Company's line of credit and the reduction in outstanding capital equipment leases. These leases were fully paid during 2001 and the Company currently has no capital leases on its balance sheet. In 2000, the decrease in interest expense reflected the repayment of approximately $565,000 of capital equipment leases. Management expects to continue to rely on the use of internally generated funds to finance the cost of additional Inovoject(R) systems in 2002, as was the case in 2001.

VALUATION AND QUALIFYING ACCOUNTS

To date, the Company has not experienced any material accounts receivable collection issues. However, based on a review of cumulative balances, industry experience and the current economic environment, the Company currently reserves from 2% to 4%, depending on whether the receivable is denominated in U.S. dollars or a foreign currency, of our outstanding trade accounts receivable balance as an allowance for uncollectable accounts. The consolidated balance for uncollectable accounts as of December 31, 2001 was $171,000.

To date, the Company has not experienced nor does expect to experience any material Inovoject(R) system or product warranty issues. However, based on sales of Inovoject(R) systems and products the Company has established a reserve for future claims. The consolidated balance for warranties as of December 31, 2001 was $218,000.

To date, the Company has not experienced any material inventory obsolesence. However, based on a percentage of the current product and Inovoject(R) part inventory levels the Company has established a reserve against future Inovoject(R) parts obsolesence due to technological improvements and limited shelf life of product inventories. The consolidated balance for product and parts obsolesence as of December 31, 2001 was $222,000.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company's cash and cash equivalents balances totaled $3.9 million compared to $3.0 million and $4.8 million at December 31, 2000 and 1999, respectively. The increase from 2000 to 2001 reflects a change in the amount of the Company's stock repurchases during 2001. The decrease from 1999 to 2000 reflected the ability of the Company to fund capital expenditures with internal cash instead of equipment lease financing. Working capital increased to $9.7 million in 2001 from $7.7 million in 2000.

During 2001, operating activities generated $11.6 million in cash, primarily due to non-cash depreciation and net income. Within investing activities, Inovoject(R) systems purchases and other capital expenditures required $7.2 million of cash and $2.2 million was used for the investment in Embrex Iberica, Embrex's subsidiary in Spain, and the financing of Advanced Automation, Inc. for work on the Gender Sort device under a Credit Agreement signed during the third quarter of 2001. Financing activities used $1.0 million, due primarily to common stock repurchases (see below), which was partially offset by $2.2 million received for issuance of common stock, substantially all of which was issued in connection with the exercise of stock options during 2001.

In October 1998, the Company announced that the Board of Directors authorized a share repurchase program (the "1998 Repurchase Program") to purchase up to 10% of outstanding shares of Common Stock, or up to approximately 830,000 shares over 18 months, in open market or privately negotiated transactions. During the second quarter of 2000, Management was authorized by the Board of Directors to extend the stock repurchase program (the "2000 Repurchase Program"). This extension allowed for the purchase up to 6% of outstanding shares, or up to approximately 500,000 shares over 18 months in open market or privately negotiated transactions. During 2001, the Company repurchased 201,216 shares of its Common Stock for $3.2 million at an average price of $16.00 per share under the 2000 Repurchase Program, which ended during the fourth quarter of 2001. During the entire term of the 1998 Repurchase Program, the Company repurchased 830,000 shares of its Common Stock for $9.0 million at an average price of $10.80 per share. During the entire term of the 2000 Repurchase Program, the

Company repurchased 345,216 shares of its Common Stock for $5.2 million at an average price of $15.08 per share. See "Notes to Consolidated Financial Statements."

In April 1999, the Company obtained a $6.0 million secured revolving line of credit from its bank, Branch Banking and Trust Company. This line of credit may be used for working capital purposes and was extended in October 2000 for an additional 18 months and will now expire in April 2002. The Company intends to renew this facility. At December 31, 2001, there were no outstanding borrowings under this credit facility.

As of December 31, 2001, the Company had outstanding commitments for expenditures of approximately $ 1.5 million related to ordered Inovoject(R) systems, obtaining proprietary rights for Embrex's current development project portfolio, as well as construction costs for the Company's new facility.

Based on its current operations, management believes that the Company's available cash and cash equivalents, together with cash flow from operations, external funds for R&D projects and its bank line of credit, will be sufficient to meet its cash requirements as these currently exist, but may continue to explore additional alternative funding opportunities with respect to collaborative ventures and new product development.

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

The Company cautions that any such forward-looking statements include statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially, including without limitation the ability of the Company to penetrate new markets, the ability to develop new products and technology, the degree of market acceptance of new products, the outcome of the Company's patent litigation appeal, the potential to lose protection of proprietary rights and patents through expiration, invalidity, or otherwise, the complete commercial development of potential future products or the ability to obtain regulatory approval of products. Such approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, and potential changes in regulations. These statements are also contingent upon continued growth and production levels of the global poultry industry and the economic viability of certain markets. Additional information on these risks and other factors which could affect the Company's consolidated financial results are included in the Risk Factors described in Exhibit 99 to this report and in the Company's other filings with the Securities and Exchange Commission, including the Company's Forms 10-Q, 10-K and 8-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential loss arising from adverse changes in market rates and prices. The Company's primary market risk exposure is in changes in foreign currency exchange rates. Approximately 31%, 29% and 23% of our revenues for the years ended 2001, 2000, and 1999, respectively, were derived from our operations outside the United States. Our consolidated financial statements are denominated in U.S. Dollars and, accordingly, changes in the exchange rates between foreign currencies and the U.S. Dollar will affect the translation of our subsidiaries' financial results into U.S. Dollars for purposes of reporting our consolidated financial results.

Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders' equity were ($329,000) at December 31, 2001 as compared with ($484,000) at December 31, 2000. Our most significant foreign currency exchange rate exposure is in the British pound. To date, the Company has not utilized any derivatives or other hedging instruments to affect this exposure.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders Embrex Inc.

We have audited the accompanying consolidated balance sheets of Embrex, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Embrex, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP

Raleigh, North Carolina
February 22, 2002

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                                                                  December 31,
                                                                             --------------------
                                                                               2001        2000
                                                                             --------    --------

ASSETS

Current Assets
   Cash and cash equivalents                                                 $  3,907    $  2,966
   Restricted cash (Note 2)                                                       275         275
   Inventories:
      Materials and supplies                                                    1,361       1,516
      Product                                                                     900         833
   Accounts receivable - trade (net of allowance of $171 and $196
      in 2001 and 2000, respectively)                                           7,128       5,226
Other current assets                                                              800         951
                                                                             --------    --------

                              Total Current Assets                             14,371      11,767

Inovoject(R)Systems under construction                                          1,560       1,325

Inovoject(R)Systems                                                            32,555      31,023
   Less accumulated depreciation                                              (24,754)    (22,471)
                                                                             --------    --------
                                                                                7,801       8,552

Equipment, furniture and fixtures                                              12,123       8,541
   Less accumulated depreciation                                               (4,172)     (3,682)
                                                                             --------    --------
                                                                                7,951       4,859

Other Assets:
   Patents, goodwill and exclusive licenses of patentable
      technology (net of accumulated amortization of $144 in
      2001 and $94 in 2000)                                                       752         267
Other  long-term assets (Note 1)                                                1,623           0
                                                                             --------    --------

                              Total Other Assets                                2,375         267

TOTAL ASSETS                                                                 $ 34,058    $ 26,770
                                                                             ========    ========

LIABILITIES AND SHAREHOLDERS'  EQUITY

Current Liabilities
   Accounts payable                                                          $  1,210    $    677
   Accrued expenses                                                             3,245       3,059
   Deferred revenue                                                                28         200
   Product warranty accrual                                                       218         113
   Current portion of capital lease obligations                                     0          23
                                                                             --------    --------
                              Total Current Liabilities                         4,701       4,072

Long-term debt, less current portion  (Note 4) ...........................         43          37

Shareholders' Equity (Notes 5, 6 and 7)
   Common Stock, $.01 par value per share Authorized 30,000,000 shares issued and outstanding - 7,998,168 net of 1,175,216 treasury shares and
   7,879,525 net of 974,000 treasury shares at December 31, 2001 and 2000,
   respectively                                                                    90          88
Additional paid-in capital                                                     59,932      57,700
Accumulated other comprehensive income                                           (776)       (447)
Accumulated deficit                                                           (15,730)    (23,697)

Treasury stock                                                                (14,202)    (10,983)
                                                                             --------    --------

                              Total Shareholders' Equity                       29,314      22,661
                                                                             --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 34,058    $ 26,770
                                                                             ========    ========

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)                       Year ended December 31,
                                                           --------------------------------
                                                             2001        2000        1999
                                                           --------    --------    --------
REVENUES
   Inovoject(R)revenue                                     $ 39,719    $ 36,189    $ 32,314
   Product revenue                                            3,379       2,332       1,252
   Other revenue                                              1,562         275         184
                                                           --------    --------    --------

   Total Revenues                                            44,660      38,796      33,750

Cost of Product Sales and Inovoject(R)Revenues               18,124      16,770      13,119
                                                           --------    --------    --------

                                                             26,536      22,026      20,631

OPERATING EXPENSES
   General and administrative                                 7,053       6,474       7,386
   Sales and marketing                                        2,628       1,867         795
   Research and development                                   8,120       6,725       5,857
                                                           --------    --------    --------

   Total Operating Expenses                                  17,801      15,066      14,038
                                                           --------    --------    --------

Operating Income                                              8,735       6,960       6,593

Other Income (Expense)
   Interest income                                              206         180         315
   Interest expense                                             (21)        (80)       (311)
   Other                                                         21          78         (12)
                                                           --------    --------    --------

   Total Other Income (Expense)                                 206         178          (8)
                                                           --------    --------    --------
   Income Before Taxes                                        8,941       7,138       6,585

Income Taxes (Note 9)                                           974         507         841
                                                           --------    --------    --------

Net Income                                                 $  7,967    $  6,631    $  5,744
                                                           ========    ========    ========

Net Income per share of Common Stock (Note 11)
   Basic                                                   $   1.00    $   0.84    $   0.70
   Diluted                                                 $   0.92    $   0.77    $   0.68

Number of Shares Used in Per Share Calculation (Note 11)
   Basic                                                      8,007       7,901       8,151
   Diluted                                                    8,644       8,639       8,488

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                                     Year ended December 31,
                                                                                      --------------------------------
                                                                                        2001        2000        1999
                                                                                      --------    --------    --------
Operating Activities
        Net income                                                                    $  7,967    $  6,631    $  5,744
        Adjustments to reconcile net income to net cash provided
        by operating activities:
             Depreciation and amortization                                               4,448       4,289       4,096
             Loss on fixed asset disposal                                                  238         -0-         -0-
             Changes in operating assets and liabilities:
                  Accounts receivable, inventories and other current assets             (1,663)       (564)     (1,564)
                  Accounts payable, accrued expenses and other current liabilities         652        (205)      1,331
                                                                                      --------    --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                               11,642      10,151       9,607

Investing Activities
        Purchases of Inovoject(R)systems, equipment, furniture and fixtures             (7,211)     (6,167)     (5,903)
        (Additions)/reductions to patents and other noncurrent assets                   (2,159)         72        (240)
                                                                                      --------    --------    --------

NET CASH USED IN INVESTING ACTIVITIES                                                   (9,370)     (6,095)     (6,143)

Financing Activities
        Issuance of Common Stock                                                         2,234       2,473         338
        Net changes in line of credit                                                      -0-        (356)        356
        Repayment of long-term debt                                                          6         -0-         (10)
        Proceeds from long-term debt                                                       -0-          37         -0-
        Payments on capital lease obligations                                              (23)       (565)     (2,664)
        Repurchase of Common Stock                                                      (3,219)     (6,994)     (3,776)
                                                                                      --------    --------    --------

NET CASH USED IN FINANCING ACTIVITIES                                                   (1,002)     (5,405)     (5,756)
                                                                                      --------    --------    --------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                         1,270      (1,349)     (2,292)
CURRENCY TRANSLATION ADJUSTMENTS                                                          (329)       (484)        (76)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         2,966       4,799       7,167
                                                                                      --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  3,907    $  2,966    $  4,799
                                                                                      ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Total interest paid was $21,000, $80,000 and $311,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Total income taxes paid were $955,000, $582,000 and $618,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

                                                                          Accumulated
                                                            Additional      Other
                                                   Common    Paid-in     Comprehensive   Accumulated   Treasury
                                                    Stock    Capital        Income         Deficit      Stock      Total
                                                   ----------------------------------------------------------------------
BALANCE AT JANUARY 1, 1999                          $83      $54,894         $113         ($36,072)      ($213)   $18,805
Stock repurchased                                                                                       (3,776)    (3,776)
Stock issued:
     Upon exercise of options and issuance of
      bonus Stock                                     1          401                                                  402
     Under employee stock purchase plan                           87                                                   87
     Upon exercise of warrants                                  (151)                                               (151)
Other comprehensive income, net of tax (note 1):
     Currency translation adjustments                                         (76)                                    (76)
     Net income                                                                              5,744                  5,744
                                                    ---      -------         ----         --------      ------    -------
Comprehensive income                                                                                                5,668
                                                                                                                  -------
BALANCE AT DECEMBER 31, 1999                         84       55,231           37          (30,328)     (3,989)    21,035

Stock repurchased                                                                                       (6,994)    (6,994)
Stock issued:
     Upon exercise of options                         3        1,912                                                1,915
     Under employee stock purchase plan                          198                                                  198
     Upon exercise of warrants                        1           99                                                  100
     Employee compensation                                       260                                                  260
Other Comprehensive income, net of tax (note 1):
     Currency translation adjustments                                        (484)                                   (484)
     Net income                                                                              6,631                  6,631
                                                    ---      -------         ----         --------      ------    -------
Comprehensive income                                                                                                6,147
                                                                                                                  -------
BALANCE AT DECEMBER 31, 2000                         88       57,700         (447)         (23,697)    (10,983)    22,661

Stock repurchased                                                                                       (3,219)    (3,219)
Stock issued:
     Upon exercise of options                         2        1,640                                                1,642
     Under employee stock purchase plan                          162                                                  162
     Upon exercise of warrants                                   108                                                  108
     Employee compensation                                       322                                                  322
Other comprehensive income, net of tax (note 1):
     Currency translation adjustments                                        (329)                                   (329)
     Net income                                                                              7,967                  7,967
                                                    ---      -------         ----         --------      ------    -------
Comprehensive income                                                                                                7,638
                                                                                                                  -------

BALANCE AT DECEMBER 31, 2001                        $90      $59,932        ($776)        ($15,730)   ($14,202)   $29,314
                                                    ===      =======        =====         ========    ========    =======

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Embrex, Inc. is an international agricultural biotechnology company specializing in the poultry industry. Embrex is focused on developing patented biological and mechanical products that improve bird health, help reduce production costs and provide other economic benefits to the poultry industry. Embrex has developed and commercialized the Inovoject(R) system, a proprietary, automated in-the-egg injection system which can inoculate 20,000 to 50,000 eggs per hour and eliminates the need for manual, post-hatch injection of certain vaccines. The Company has also introduced the Vaccine Saver(R) and Egg Remover(TM) modules to provide additional automation benefits to the poultry hatchery. In addition, Embrex has developed and is marketing its VNF(R) technology, useful in the development of certain avian vaccines. The Company also has developed and is marketing Bursaplex(R), a VNF(R)-based vaccine for protection against avian infectious bursal disease ("IBD").

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd. and Inovoject do Brasil Ltda. (the "Company"). All significant intercompany transactions and accounts have been eliminated. Currently, non-U.S. operations account for approximately 31% of the Company's revenues.

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

EQUIPMENT, FURNITURE AND FIXTURES

Equipment, furniture and fixtures are recorded at cost. Depreciation is computed principally by using accelerated and straight-line methods over the estimated useful lives of the assets placed in service, generally three-to-five years.

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

OTHER LONG-TERM ASSETS

This asset includes a loan asset with Advanced Automation, Inc. This loan will grow in accordance with expenses incurred in pursuit of the Development Program established between Embrex and Advanced Automation. Simple interest accrues on the loan and is included in the loan balance.

FOREIGN CURRENCY TRANSLATION

All assets and liabilities in the balance sheets of the Company's foreign subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd. and Inovoject do Brasil Ltda, are translated at year-end exchange rates except shareholders' equity which is translated at historical rates. Revenues, costs and expenses are recorded at average rates of exchange during the year. Translation gains and losses are accumulated as a component of shareholders' equity. Foreign currency transaction gains and losses are included in determining net income.

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

USE OF ESTIMATES

The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

PRINCIPAL CUSTOMERS

Tyson Foods, Inc. ("Tyson") accounted for approximately 20%, 21% and 24% of consolidated 2001, 2000, and 1999 revenues, respectively. Based on the millions of pounds of ready-to-eat poultry meat produced in 2001, Tyson accounted for approximately 23% of the broilers grown in the United States. In 2001, Tyson was the only customer that represented greater than 10% of total revenues.

CONCENTRATION OF CREDIT RISK

The Company's principal financial instrument, subject to potential concentration of credit risk, is accounts receivable which are unsecured. As of December 31, 2001, Tyson Foods, Inc. accounted for approximately 10% of consolidated accounts receivable, and substantially all of the Company's accounts receivable are due from companies in the poultry industry.

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

The Company has granted Merial Select, Inc. ("Select") (a Merck and Aventis company) exclusive rights to manufacture, in the United States, IBD vaccines containing Embrex's proprietary VNF(R) product for Embrex to market in North America, Latin America and Asia under the trade name Bursaplex(R). Embrex granted Cyanamid Websters, a unit of Fort Dodge Animal Health, which is a division of American Home Products Corp. ("Fort Dodge"), rights to manufacture and market bursal disease vaccines containing the Company's VNF(R) product to be marketed in Europe, the Middle East and Africa under the trade name Bursamune(R). However in 2001, Fort Dodge indicated to Embrex that it does not intend to continue marketing Bursamune(R) after existing inventories are used and does not intend to seek further regulatory approvals. Abic Ltd. has been granted similar rights to manufacture and market an IBD vaccine, known as GuMBryo(TM), in Israel. Additionally, the Company has one contract supplier of its VNF(R) product. The manufacture of the bursal disease vaccines being produced by Select, Fort Dodge and Abic and the Company's VNF(R) product generally must be performed in licensed facilities and/or under methods approved by regulatory agencies. Although there are other manufacturers who are capable of manufacturing bursal disease products and producing products such as VNF(R), a change of suppliers could adversely effect the Company's future operating results due to the time it would take a new supplier to obtain regulatory approval of its production process and/or manufacturing facilities. The Company seeks to minimize this exposure through multi-year supply agreements and the maintenance of adequate inventories.

COMPREHENSIVE INCOME

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income (SFAS 130). This Statement establishes standards for reporting and display of comprehensive income and its components in the consolidated financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $ 7.6 million, $6.1 million and $5.7 million for the years ended December 31, 2001, 2000, and 1999, respectively. Embrex's total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the years presented.

SEGMENTS

The Company operates in a single segment. The table below presents the Company's operations by geographic area:

                                 2001      2000      1999
                                ---------------------------
Net Revenue:
     United States              $30,959   $27,591   $26,038
     International               13,701    11,205     7,712

Total Assets:
     United States              $23,230   $17,168   $18,424
     International               10,828     9,602     7,809

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Derivative Instruments

Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and for Hedging Activities", is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133 for its fiscal year ended December 31, 2001. The adoption of this pronouncement did not have a material impact on the Company's results of operations or balance sheet.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material impact on the Company's results of operations or balance sheet.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for the Company beginning January 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company's results of operations or balance sheet.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of". SFAS No. 144 addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The new provisions supersede SFAS No. 121, which addressed asset impairment and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS No. 144 became effective for the Company on January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have material impact on the Company's results of operations or balance sheet.

2. RESTRICTED CASH

On October 13, 1997, the Company executed a ten-year collateralized lease relative to the facilities housing the Company's research facility. Such collateral exists in the form of a certificate of deposit, which is required to be maintained at least through the end of the seventh year of the lease.

3. LEASES

At December 31, 2001 and 2000, the Company had assets totaling $0 and $23,000, respectively, financed by capital lease agreements which expired and were paid off during 2001. Accumulated depreciation and amortization includes $0 and $9,000 of amortization related to these assets at December 31, 2001 and 2000, respectively. Amortization of assets financed by capital leases is included with depreciation expense.

The Company leases its facilities under a number of operating leases extending through November 2007. The Company has the option to cancel one of its operating lease agreements with the payment of a $180,000 penalty. Total rent expense was $955,000, $791,000 and $483,000 for the years ended December 31, 2001, 2000, and
1999, respectively.

At December 31, 2001, the Company's minimum future commitments under operating leases were as follows:

                                  Operating
                                     Leases
                                  ----------

2002                              $  779,000
2003                                 725,000
2004                                 750,000
2005                                 757,000
Thereafter                         2,186,000
                                  ----------

Total                             $5,197,000
                                  ==========

4. DEBT

In April 1999, the Company obtained a $6.0 million secured revolving line of credit facility from its bank, Branch Banking and Trust Company. This facility may be used for working capital purposes and was extended in October 2000 for an additional 18 months and will now expire in April 2002. The Company anticipates that this line of credit will be renewed when it expires in April 2002. The entire unpaid balance of the line of credit then-outstanding plus accrued interest is due in full at maturity. Borrowings drawn down under this facility bear interest at a rate over LIBOR and are collateralized by a security interest in the Company's inventory and accounts receivable. At December 31, 2001, there were no outstanding borrowings under this credit facility.

5. SHAREHOLDERS' EQUITY

At December 31, 2001, the Company had reserved a total of 2,022,138 shares of its Common Stock for future issuance as follows:

For exercise of Common Stock options and Bonus Stock.. 1,950,317 For possible future issuance to employees and others
under employee stock purchase plans ..................        71,821
                                                           ---------
Total reserved .......................................     2,022,138
                                                           =========

At December 31, 2001, the Company had no issued and outstanding warrants to purchase Common Stock.

In October 1998, the Company announced that the Board of Directors authorized a share repurchase program (the "1998 Repurchase Program") to purchase up to 10% of outstanding shares of Common Stock, or up to approximately 830,000 shares over 18 months, in open market or privately negotiated transactions. During the second quarter of 2000, Management was authorized by the Board of Directors to extend the stock repurchase program (the "2000 Repurchase Program"). This extension allowed for the purchase up to 6% of outstanding shares, or up to approximately 500,000 shares over 18 months in open market or privately negotiated transactions. During

2001, the Company repurchased 201,216 shares of its Common Stock for $3.2 million at an average price of $16.00 per share under the 2000 Repurchase Program, which ended during the fourth quarter of 2001. During the entire term of the 1998 Repurchase Program, the Company repurchased 830,000 shares of its Common Stock for $9.0 million at an average price of $10.80 per share. During the entire term of the 2000 Repurchase Program, the Company repurchased 345,216 shares of its Common Stock for $5.2 million at an average price of $15.08 per share.

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

Stock option information with respect to all of the Company's stock option plans follows:

                                                Number       Option Price     Expiration
                                             of Shares    Range per Share           Date
                                             ---------    ----------------    ----------
Balance at December 31, 1998, outstanding
options                                      1,294,539      $2.00 to $8.75     1999-2008
         Granted                               340,416    $4.625 to $6.125
         Exercised                            (159,513)     $2.00 to $7.00
         Canceled                              (75,412)   $5.125 to $7.125

Balance at December 31, 1999, outstanding
options                                      1,400,030      $2.00 to $8.75     2000-2009
         Granted                               407,328    $10.50 to $17.25
         Exercised                            (354,692)    $2.00 to $10.50
         Canceled                              (80,996)    $5.00 to $10.50

Balance at December 31, 2000, outstanding
options                                      1,371,670     $2.00 to $17.25     2001-2010
         Granted                               399,058    $14.56 to $15.94
         Exercised                            (277,027)    $2.00 to $15.63
         Canceled                              (15,947)    $2.00 to $17.25

Balance at December 31, 2001, outstanding
options                                      1,477,754     $2.00 to $17.25     2002-2011

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

                                        2001     2000     1999
                                       -----    -----    -----
Risk free interest rate                 5.00%    6.62%    4.76%
Dividends                                 --       --       --
Volatility factor                       0.42    0.500    0.500

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

For the year ended December 31

                                        2001     2000     1999
                                      ------   ------   ------

Pro forma net income (in thousands)   $6,473   $5,464   $5,017
Pro forma basic income per share      $ 0.81   $ 0.69   $ 0.62

At December 31, 2001, 2000, and 1999, exercisable options for 748,560, 727,789 and 857,962 shares, respectively were outstanding.

The exercise prices for options outstanding as of December 31, 2001 ranged from $4.63 to $17.25 per share.

                       Options Outstanding                               Options Currently Exercisable
                                    Weighted             Weighted
   Exercise          Number     Average Remaining         Average           Number   Weighted Average
    Price         Outstanding  Contractual Life (yrs.)     Price         Exercisable  Exercise Price
--------------------------------------------------------------------------------------------------------
$4.63 - 6.89        765,666            5.49               $ 5.83           600,522       $ 6.01
$7.00 - 14.56       327,104            7.79                11.34           109,613        10.97
$14.67 - 17.25      384,984            9.13                15.66            38,425        15.61
                -------------------------------------------------     ----------------------------------
                  1,477,754            6.95                 9.40           748,560         7.14

The weighted average grant date fair value of options granted during 2001 was $15.51.

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

Under the Purchase Plans, during 2001, 2000, and 1999, 16,811, 23,418 and 21,074 shares of Common Stock, respectively, were purchased. To date, 128,179 shares of Common Stock have been purchased.

8. 401(K) RETIREMENT SAVINGS PLAN

The Company has a 401(k) plan which is available to all employees upon employment who are at least 18 years of age. Employer contributions are voluntary at the discretion of the Company. The Company does not match any employee contributions with stock.

Company contributions amounted to $274,361, $178,436 and $74,542 for the years ended December 31, 2001, 2000, and 1999, respectively.

9. INCOME TAXES

The components of income tax expense for the years ended December 31 are as follows:

                                                      2001          2000          1999
                                                  --------      --------      --------
Current:
Federal                                           $601,000      $154,000      $348,000
State                                               90,000        77,000       169,000
Foreign                                            283,000       276,000       324,000
                                                  --------      --------      --------
                                                  $974,000       507,000      $841,000
                                                  ========      ========      ========

The Company's consolidated effective tax rate differed from the statutory rate as set forth below for the years ended December 31:

                                                      2001          2000          1999
                                               -----------   -----------   -----------
Federal taxes at statutory rate                $ 3,047,000   $ 2,427,000   $ 2,178,000
State and local income taxes, net of Federal
   benefit                                         448,000       286,000       321,000
Non-deductible expenses                            199,000      (138,000)      488,000
Foreign losses for which no benefit has been
   recognized                                      156,000       203,000       (67,000)
Change in valuation allowance                   (3,159,000)   (2,547,000)   (2,403,000)
Alternative minimum and foreign withholding
   taxes                                           283,000       276,000       324,000
                                               -----------   -----------   -----------
                                               $   974,000   $   507,000   $   841,000
                                               ===========   ===========   ===========

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has no deferred tax liabilities. Significant components of the Company's deferred tax assets are as follows:

                                                                 At December 31,
                                                           ---------------------------
                                                               2001           2000
                                                           ------------    -----------
Deferred tax assets:
   Book (under)/over tax depreciation and amortization        ($921,000)   $   486,000
   Net operating loss carryforwards                           2,431,000      4,230,000
   Research and experimental tax credit carryforwards         2,952,000      2,754,000
   Charitable contributions carryforward                          2,000         31,000
   Accrued liabilities and reserves                             (23,000)        99,000
   Alternative Minimum Tax credit carryforward                  350,000        350,000
                                                           ------------    -----------

   Total deferred tax assets                               $  4,791,000    $ 7,950,000
Valuation allowance for deferred tax assets                  (4,791,000)    (7,950,000)
                                                           ------------    -----------
Net deferred tax assets                                              --             --
                                                           ============    ===========

During 2001 and 2000, the valuation allowance decreased by $3,159,000 and $2,547,000, respectively.

At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6.4 million which are available to offset future taxable income. These net operating loss carryforwards expire during the years 2002 through 2006. Any loss carryforward amounts exceeding the limitation can be carried forward to future years within the carryforward period.

In addition, the Company has Research and Experimental Tax Credit carryforwards totaling approximately $3.3 million which are available to offset future federal income taxes. These credits expire during the years 2002 through 2014.

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

11. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

                                                                  2001     2000     1999
                                                                ------   ------   ------
Numerator:
Net Income Available To Common Stockholders                     $7,967   $6,631   $5,744
        Effect of dilutive securities:

        Numerator for diluted earnings per share-income
        available to common stockholders after assumed
        conversions                                             $7,967   $6,631   $5,744
                                                                ======   ======   ======

Denominator:
Denominator for basic net income per share--weighted
-average                                                         8,007    7,901    8,151

        Effect of Dilutive Securities:
               Employee Stock Options                              636      714      336
               Warrants                                              1       24        1
                                                                ------   ------   ------

                      Dilutive Potential Shares                    637      738      337

               Denominator for diluted net income per
                      share--adjusted weighted-average shares
                      and assumed conversions                    8,644    8,639    8,488
                                                                ======   ======   ======

Basic net income per share                                      $ 1.00   $ 0.84   $ 0.70
                                                                ======   ======   ======

Diluted net income per share                                    $ 0.92   $ 0.77   $ 0.68
                                                                ======   ======   ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the executive officers and directors is incorporated by reference from the Company's Proxy Statement (under the headings "Management" and "Proposal 1: Election of Directors," respectively), with respect to the Annual Meeting of Shareholders to be held on May 16, 2002, to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company's Proxy Statement (under the heading "Executive Compensation"), with respect to the Annual Meeting of Shareholders to be held on May 16, 2002, to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference from the Company's Proxy Statement (under the heading "Share Ownership of Management and Certain Beneficial Owners"), with respect to the Annual Meeting of Shareholders to be held on May 16, 2002, to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1). The consolidated financial statements listed below are included in Item 8 of this report.

Report of Independent Auditors

Consolidated Financial Statements

     Consolidated Balance Sheets at December 31, 2001 and 2000

     Consolidated Statements of Operations for each of the three years ended December 31, 2001, 2000, and 1999

     Consolidated Statements of Cash Flows for each of the three years ended December 31, 2001, 2000, and 1999

     Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 2001, 2000, and 1999

     Notes to Consolidated Financial Statements

(a)(2). Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts

(a)(3) The exhibits listed below are filed as part of this report. Executive compensation plans and arrangements are listed in Exhibits 10.14 through 10.42.

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

10.45       Amendment to Indemnification Agreement among Embrex, John E. Klein and
            Walter V. Smiley dated as of May 17, 2001

10.46       Amendment to Indemnification Agreement between Embrex and Dr.
            Ganesh M. Kishore, Ph.D., dated as of February 14, 2002

10.47(15)   Letter Agreement among Embrex, Micro Cap Partners, L.P., Palo Alto
            Investors, Inc., and William L. Edwards dated as of February 11, 2000

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

10.50(2)    Limited License and Supply Agreement dated as of July 20, 1995 between
            Embrex and Webster

10.51(5)    Amendments dated August 1, 1996 and November 11, 1996 to Limited License and
            Supply Agreement dated as of July 20, 1995 between Embrex and Webster

10.52(2)    Agreement dated as of January 22, 1996 between Embrex and Select

10.53(2)    Letter Agreement dated as of January 22, 1996 between Select and Embrex

10.54(2)    License dated as of January 22, 1996 granted by Select to Embrex

10.55(14)   Loan Agreement between Embrex and Branch Banking and Trust Company dated as of April 7, 1999

10.56(17)   License and Royalty Agreement between Embrex and Pfizer, Inc. and it
            Affiliates dated as of June 22, 2001 (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

10.57(18)   Credit Agreement between Embrex and Advanced Automation, Inc. dated as of
            April 1, 2001

10.58(18)
            Amended and Restated Research, Development and Marketing Agreement between
            Embrex and LifeSensors, Inc. dated as of July 20, 2001 (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange
            Commission)

21          Subsidiaries

23          Consent of Ernst & Young LLP to the incorporation by reference of their report dated February 22, 2002 with respect to the consolidated financial statements and schedule of Embrex, Inc. and subsidiaries included in this Form 10-K in the Registration Statements on Form S-3 (Registration
            Nos. 333-18231 and 333-31811), as filed with the Securities and
            Exchange Commission on December 19, 1996 and July 22, 1997, respectively, and into the Registration Statements on Form S-8 (Registration Nos. 33-51582,
            33-63318, 333-04109, 333-56279, and 333-42676), as filed with the
            Securities and Exchange Commission on September 1, 1992, May 25,
            1993, May 20, 1996, June 8, 1998, and July 31, 2000, respectively.

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

(16) Exhibit to the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1999 and incorporated herein by reference

(17) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended June 30, 2001 and incorporated herein by reference

(18) Exhibit to the Company's Form 10-Q as filed with the Securities and Exchange Commission for the three months ended September 30, 2001 and incorporated herein by reference

(b). No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2001.

                        SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EMBREX, INC.


                                             By:  /s/   Randall L. Marcuson
                                                 ---------------------------
Date :   March 22, 2002                          Randall L. Marcuson
                                                 President and Chief Executive
                                                 Officer

We, the undersigned directors and officers of Embrex, Inc. (the "Company"), do hereby constitute and appoint Randall L. Marcuson and Don T. Seaquist or either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution, to execute and deliver an Annual Report on Form 10-K pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Act"), with respect to the year ended December 31, 2001, to be filed with the Securities and Exchange Commission, and to do any and all acts and things and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or either of them, may deem necessary or advisable to enable the Company to comply with the Act and any rules, regulations, and requirements of the Securities and Exchange Commission in connection with such Report, including without limitation the power and authority to execute and deliver for us or any of us in our names and in the capacities indicated below any and all amendments to such Report; and we do hereby ratify and confirm all that the said attorneys-in-fact and agents, or either of them, shall do or cause to be done by virtue of this power of attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                                   Date
---------                                   -----                                   ----

/s/ Randall L. Marcuson             President, Chief Executive Officer    March 22, 2002
-----------------------             and Director
Randall L. Marcuson


/s/ Don T. Seaquist                 Vice President, Finance and           March 22, 2002
-------------------                 Administration (Principal Financial
Don T. Seaquist                     and Accounting Officer)


/s/ C. Daniel Blackshear            Director                              March 22, 2002
------------------------
C. Daniel Blackshear


/s/ Peter J. Holzer                 Director                              March 22, 2002
-------------------
Peter J. Holzer


/s/ Ganesh M. Kishore, Ph.D.        Director                              March 22, 2002
----------------------------
Ganesh M. Kishore, Ph.D.



/s/ John E. Klein                   Director                              March 22, 2002
-----------------
John E. Klein


/s/ Arthur M. Pappas                Director                              March 22, 2002
--------------------
Arthur M. Pappas


/s/ Walter V. Smiley                Director                              March 22, 2002
--------------------
Walter V. Smiley

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   EMBREX, INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands)                                     ADDITIONS
                                                      (1)          (2)
                                    BALANCE AT     CHARGED TO   CHARGED TO                BALANCE AT
                                    BEGINNING OF   COSTS AND    OTHER                     END OF
DESCRIPTION                         PERIOD         EXPENSES     ACCOUNTS     DEDUCTIONS   PERIOD
-----------                         ------------   ----------   ----------   ----------   ----------
YEAR ENDED DECEMBER 31, 2001

Allowance for doubtful accounts        $196          $103(b)         0        $(128)(a)      $171
Inventory valuation allowance           194            62(b)         0          (34)(a)       222
Amortization of intangible assets        93            51            0            0           144

YEAR ENDED DECEMBER 31, 2000

Allowance for doubtful accounts        $171          $ 91(b)         0        $ (66)(b)      $196
Inventory valuation allowance           448            72(b)         0         (326)(b)       194
Amortization of intangible assets        84             9(b)         0            0            93

YEAR ENDED DECEMBER 31, 1999

Allowance for doubtful accounts        $133          $ 66(a)         0        $ (28)(a)      $171
Inventory valuation allowance           585           110(a)         0         (247)(a)       448
Amortization of intangible assets        74            10(a)         0            0            84

(a) Specific account write offs.
(b) To adjust allowance for change in estimates