Form 10-Q
period 2002-03-31
EMBREX INC/NC
filed 2002-05-14
CIK 878725

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

                                  Yes   X      No __
                                       ---

The number of shares of Common Stock, $0.01 par value, outstanding as of April 30, 2002 was 8,111,884.

                                  EMBREX, INC.

                                      INDEX

Part I                                                                    Page
                                                                          ----
        Financial Information:

            Item 1:  Financial Statements

                Consolidated Balance Sheets...........................   3 of 12

                Consolidated Statements of Operations ................   4 of 12

                Consolidated Statements of Cash Flows ................   5 of 12

                Notes to Consolidated Financial Statements ...........   6 of 12

            Item 2:

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations ........   7 of 12

            Item 3:

                Quantitative and Qualitative Disclosures
                About Market Risk ....................................  10 of 12

Part II

        Other Information:

        Item 1: Legal Proceedings ....................................  11 of 12

        Item 2: Changes in Securities ................................  11 of 12

        Item 3: Defaults Upon Senior Securities ......................  11 of 12

        Item 4: Submission of Matters to a Vote of Security Holders ..  11 of 12

        Item 5: Other Information ....................................  11 of 12

        Item 6: Exhibits and Reports on Form 8-K .....................  11 of 12

        Signatures ...................................................  12 of 12

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements
----------------------------

                                  Embrex, Inc.
                                  ------------

Consolidated Balance Sheets
(Dollars in thousands)

                                                                                      March 31,          December 31,
                                                                                        2002                 2001
                                                                                  ---------------      ---------------
                                                                                    (unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                                                          $    5,846           $    3,907
    Restricted cash                                                                           346                  275
    Accounts receivable - trade, net                                                        6,505                7,128
    Inventories:
         Materials and supplies                                                             1,373                1,361
         Product                                                                              849                  900
Other current assets                                                                          824                  800
                                                                                  ---------------      ---------------
         Total Current Assets                                                              15,743               14,371

Inovoject Systems Under Construction                                                        1,642                1,560

Inovoject Systems                                                                          32,347               32,555
    Less accumulated depreciation                                                         (25,045)             (24,754)
                                                                                  ---------------      ---------------
                                                                                            7,302                7,801

Equipment, Furniture and Fixtures                                                          12,797               12,123
    Less accumulated depreciation and amortization                                         (4,578)              (4,172)
                                                                                  ---------------      ---------------
                                                                                            8,219                7,951
Other Assets:
    Goodwill, patents and exclusive licenses of patentable technology (net of
         accumulated amortization of $146 in 2002 and $144 in 2001)                           737                  752
    Other long-term assets                                                                  1,567                1,623
                                                                                  ---------------      ---------------
Total Assets                                                                           $   35,210           $   34,058
                                                                                  ===============      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                                   $      555           $    1,210
    Accrued expenses                                                                        3,287                3,245
    Deferred revenue                                                                           90                   28
    Product warranty accrual                                                                  238                  218
                                                                                  ---------------      ---------------
         Total Current Liabilities                                                          4,170                4,701

Long-term debt, less current portion                                                           44                   43

Shareholders' Equity
    Common Stock,$.01 par value:
         Authorized - 30,000,000 shares Issued and outstanding - 8,031,351 net of 1,175,216 treasury shares and 7,998,168 net of 1,175,216 treasury
         shares at March 31, 2002 and December 31, 2001, respectively                          92                   90
    Additional paid-in capital                                                             60,229               59,932
    Accumulated other comprehensive loss                                                   (1,659)                (776)
    Accumulated deficit                                                                   (13,464)             (15,730)
    Treasury stock                                                                        (14,202)             (14,202)
                                                                                  ---------------      ---------------
         Total Shareholders' Equity                                                        30,996               29,314
                                                                                  ---------------      ---------------
Total Liabilities and Shareholders' Equity                                             $   35,210           $   34,058
                                                                                  ===============      ===============

                                  Embrex, Inc.
                                  ------------

Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

                                                                               Three Months Ended
                                                                                    March 31
                                                                  ------------------------------------------
                                                                        2002                      2001
                                                                  ----------------          ----------------
Revenues
    Inovoject(R) System revenue                                         $    9,602                 $   9,888
    Product sales                                                              828                       696
    Other revenue                                                              926                       217
                                                                  ----------------          ----------------
         Total Revenues                                                     11,356                    10,801
Cost of Product Sales and Inovoject(R) System Revenues                       4,077                     4,306
                                                                  ----------------          ----------------
         Gross Profit                                                        7,279                     6,495

Operating Expenses
    General and administrative                                               1,664                     1,893
    Sales and marketing                                                        661                       605
    Research and development                                                 2,343                     1,689
                                                                  ----------------          ----------------
         Total Operating Expenses                                            4,668                     4,187

Operating Income                                                             2,611                     2,308

Other Income (Expense)
    Interest income                                                             40                        44
    Interest expense                                                            (4)                       (6)
    Foreign Currency Gain (Loss)                                                16                       (11)
                                                                  ----------------          ----------------
         Total Other Income                                                     52                        27
                                                                  ----------------          ----------------
Income Before Taxes                                                          2,663                     2,335
Income Taxes                                                                   396                       269
                                                                  ----------------          ----------------
Net Income                                                              $    2,267                 $   2,066
                                                                  ================          ================

Net Income per share of Common Stock:
    Basic                                                               $     0.28                 $    0.26
    Diluted                                                             $     0.26                 $    0.24

Number of Shares Used in Per Share Calculation:
    Basic                                                                    8,031                     7,927
    Diluted                                                                  8,741                     8,576

                                  Embrex, Inc.
                                  ------------

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

                                                                         Three Months Ended
                                                                              March 31
                                                                         ------------------
                                                                           2002      2001
                                                                         -------   --------
Operating Activities
    Net Income                                                           $ 2,267   $  2,066
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                     1,151      1,096
         Changes in operating assets and liabilities:
              Accounts receivable, inventories and other current assets      567     (1,399)
              Accounts payable, accrued expenses, deferred revenue and
              warranty accrual                                              (530)    (1,323)
                                                                         -------   --------
Net Cash Provided By Operating Activities                                  3,455        440

Investing Activities
    Purchases of Inovoject(R) systems, equipment, furniture and fixtures  (1,000)      (699)
    Reductions (additions) to patents and other non-current assets            69       (559)
                                                                         -------   --------
Net Cash Used in Investing Activities                                       (931)    (1,258)

Financing Activities
    Issuance of common stock                                                 298        975
    Changes in long-term debt                                                  1          2
    Payments on capital lease obligations                                      -         (7)
                                                                         -------   --------
Net Cash Provided By (Used In) Financing Activities                          299        970
                                                                         -------   --------

Increase in cash and cash equivalents                                      2,823        152
Currency translation adjustments                                            (883)      (412)
Cash and cash equivalents at beginning of period                           3,907      2,966
                                                                         -------   --------
Cash And Cash Equivalents At End Of Period                               $ 5,846   $  2,706
                                                                         =======   ========

                                  EMBREX, INC.
                                    FORM 10-Q
                                 March 31, 2002


NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd. and Inovoject do Brasil Ltda. (the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, these do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

Note 2 - Net Income Per Share

Basic net income per share was determined by dividing net income available for common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all issued and unexercised stock options.

Note 3 - Comprehensive Income

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $1.4 million and $1.7 million for the three months ended March 31, 2002 and 2001, respectively. Embrex's total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented.

Note 4 - Segments

The Company operates in a single segment. The table below presents the Company's operations by geographic area:

(In thousands)
(* Unaudited)
                                         March 31, 2002 *  March 31, 2001 *
                                         ----------------------------------
Net Revenue:
          United States                           $ 8,279          $ 7,437
          International                             3,077            3,364
                                         ----------------------------------
Total                                             $11,356          $10,801
                                         ==================================

                              March 31, 2002 *    December 31, 2001
                            -----------------------------------------
Total Assets:
     United States                     $25,720              $23,230
     International                       9,490               10,828
                            -----------------------------------------
Total                                  $35,210              $34,058
                            =========================================


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

The following discussion and analysis should be read in conjunction with the Company's interim consolidated financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2002 and 2001
------------------------------------------

Consolidated revenues for the first quarter totaled $11.4 million, representing an increase of 5% over 2001 first quarter revenues of $10.8 million.

Inovoject(R) system revenues amounted to $9.6 million for the 2002 first quarter, a decrease of 3% compared to the 2001 first quarter revenues of $9.9 million. Most of the 2002 and 2001 Inovoject(R) system revenues were generated from Inovoject(R) system lease fees. The contraction in Inovoject(R) system revenues was primarily attributable to Inovoject(R) system sales in Japan and Europe during 2001, which did not occur during the first quarter of 2002. The sale, rather than the lease, of Inovoject(R) systems and other related devices now and in the future may cause revenues to vary when compared quarter to quarter.

Product sales, due to sales of Bursaplex(R), the Company's proprietary vaccine for the treatment of avian infectious bursal disease (IBD), increased 19% to $828,000 in the 2002 first quarter as compared to $696,000 for the same period in 2001, primarily due to increased sales in Asia, Latin America and North America.

The first-quarter increase in gross margin from 60%, for 2001 results, to 64% in 2002 resulted from the 5% increase in revenues for first quarter 2002 versus first quarter 2001 and from a three-fold increase in revenue from collaborations and grants. This increase is primarily due to funds from Cobb-Vantress supporting the Company's gender sort project and funds from a federal Advanced Technology Program (ATP) grant supporting the Company's research collaboration with Origen Therapeutics. Without this revenue from collaborations and grants in both periods, first quarter 2002 gross margin would have been 61%, a two point increase over the first quarter 2001 gross margin of 59%.

Total operating expenses amounted to $4.7 million for the first quarter of 2002 versus $4.2 million for the first quarter of 2001. General and administrative expenses were $0.2 million less during the first quarter of 2002 due primarily to professional services related to the accounting investigation in the Company's European subsidiary during 2001. Sales and marketing expenses were $0.1 million more during the first quarter of 2002 than the first quarter of 2001 due to increased new business activity and infrastructure development. Research and development expenses were $0.7 million more during the first quarter 2002 than the first quarter of 2001 due to development work on the gender sort project, Inovocox(TM), the Company's in ovo Coccidiosis vaccine project, and the Company's research collaboration with Origen Therapeutics.

Net other income amounted to $52,000 for the first quarter of 2002 compared to $27,000 for the first quarter of 2001. The $25,000 change is primarily attributable to a recognized currency translation gain during the first quarter of 2002 versus a currency translation loss during the first quarter of 2001.

Bursaplex(R) revenue and the collaboration revenue growth and improved operating margins resulted in first-quarter pre-tax net income of $2.7 million, an increase of 14% over pre-tax net income of $2.3 million for the same period in 2001. Net income of $2.3 million, during the first quarter of 2002, increased 10% over net income of $2.1 million for the first quarter of 2001. Income taxes increased 47% due to a three percentage point increase in the effective tax rate from 12% for the first quarter of 2001 to 15% for the first quarter of 2002. Some $4.2 million of deferred tax assets were carried over to 2002. As these assets are used during 2002, the effective tax rate is expected to approach 20% by year-end and average between 15% and 18% for the year. Net income per common share was $0.26 for the 2002 first quarter based on 8.7 million average diluted shares outstanding, compared to net income of $0.24 per share based on 8.6 million average diluted shares outstanding in the first quarter of 2001.

The Company estimates that as of March 31, 2002, it was vaccinating in excess of 80% of the broiler birds grown in the United States during the first three months of 2002. Given its market penetration, the Company expects only moderate revenue and earnings growth in 2002 from existing Inovoject(R) system operations in the United States and Canada, higher revenue and earnings growth from new Inovoject(R) system leases in other countries, and sales of Bursaplex(R) product to poultry producers worldwide. However, the rate at which the marketplace will accept the Inovoject(R) system technology outside the United States and Canada, possible competition within the United States once the Company's USDA patent expires in June 2002, the timing of regulatory approvals of Bursaplex(R) and third-party vaccines for in ovo use outside the United States and Canada, start-up costs in new markets, possible variability in United States hatchery bird production as a result of grain price fluctuations, and variability in the demand for, and pricing of, U.S. poultry and poultry products both inside and outside the United States, will impact the pace of revenue growth, if any, and the sustainability of profitability from the installation and operational throughputs of Inovoject(R) systems. The Company currently has Inovoject(R) systems either installed or on trial in 31 countries, including the United States and Canada.

Bursaplex(R) is a product which uses the Company's Viral Neutralizing Factor (VNF(R)) technology to form an antibody-vaccine virus complex when combined with an infectious bursal disease (IBD) virus. To date, regulatory approval for Bursaplex(R) has been received in 22 countries including the United States and regulatory approval is pending in 11 countries.

The Company's VNF(R) technology is also used in an IBD vaccine produced by Cyanamid Webster, a unit of Fort Dodge Animal Health, a division of Wyeth, formerly American Home Products, which has been marketed by Fort Dodge in certain European countries under Fort Dodge's trade name Bursamune(R). To date, Bursamune(R) has received regulatory approval in South Africa, Spain, Italy, Poland and the United Kingdom. During the second quarter of 2001, Fort Dodge advised its distributors that certain other Fort Dodge products, which compete with Bursamune(R), could potentially be used in ovo in place of Bursamune(R). Also, Fort Dodge has indicated to Embrex that it does not intend to continue marketing Bursamune(R) after existing inventories are used and does not intend to seek further regulatory approvals. Embrex believes Fort Dodge remains obligated under its agreements with Embrex. After discussions with Fort Dodge to reach resolution on this matter were unsuccessful, the Company filed a complaint on April 15, 2002 in Wake County Superior Court, North Carolina alleging breach of contract relative to their obligations to develop, register and market Bursamune(R) in the territories of Europe, the Middle East and Africa. Embrex does not expect to generate significant revenues from either the sales of VNF(R) to Fort

Dodge or the royalties generated from Fort Dodge's Bursamune(R) sales.

For the rest of 2002, the goals of management are to maintain revenue growth and profitability, to continue efforts to achieve worldwide placements of the Inovoject(R) system and other related devices, to obtain regulatory approvals and initiate marketing of Bursaplex(R) in these markets, to continue development of proprietary in ovo vaccines and to develop enhancements to the Inovoject(R) system. Growth in Inovoject(R) systems and product revenues during 2002 will be dependent on the rate at which markets outside the United States and Canada accept the Inovoject(R) system technology, possible competition within the United States once the patent expires, the timing of regulatory approvals for Bursaplex(R) and third-party vaccines for in ovo use outside the United States and Canada, start-up costs in new markets, possible variability in United States bird production as a result of grain price fluctuations, and variability in demand for, and pricing of, U.S. poultry and poultry products both inside and outside the United States.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
----------------------------------------------------------------

At March 31, 2002, the Company's cash and cash equivalents amounted to $5.8 million, up $1.9 million from $3.9 million on hand at year-end 2001.

Operating activities generated $3.5 million in cash during the first three months of 2002. Cash was provided by net income of $2.3 million, depreciation of $1.2 million, and decreases in accounts receivable, inventories and other current assets of $0.6 million offset by reductions in accounts payable and accrued expenses of $0.5 million.

During the first quarter, investing activities used a net $0.9 million of cash, largely attributable to the $1.0 million expended for additional Inovoject(R) systems and other capital expenditures.

Financing activities provided $0.3 million, due to the issuance of common stock through stock option exercises.

In April 1999, the Company obtained a $6.0 million secured revolving line of credit from its bank, Branch Banking and Trust Company, which may be used for working capital purposes. The term of this line of credit has been extended and will now expire in April 2003. At March 31, 2002 there were no outstanding borrowings under this line of credit facility.

In October 1998, the Company announced that the Board of Directors authorized a share repurchase program (the "1998 Repurchase Program") to purchase up to 10% of outstanding shares of Common Stock, or up to approximately 830,000 shares over 18 months, in open market or privately negotiated transactions. During the second quarter of 2000, Management was authorized by the Board of Directors to extend the stock repurchase program (the "2000 Repurchase Program"). This extension allowed for the purchase of up to 6% of outstanding shares, or up to approximately 500,000 shares over 18 months in open market or privately negotiated transactions. During 2001, the Company repurchased 201,216 shares of its Common Stock for $3.2 million at an average price of $16.00 per share under the 2000 Repurchase Program, which ended during the fourth quarter of 2001. During the entire term of the 1998 Repurchase Program, the Company repurchased 830,000 shares of its Common Stock for $9.0 million at an average price of $10.80 per share. During the entire term of the 2000 Repurchase Program, the Company repurchased 345,216 shares of its Common Stock for $5.2 million at an average price of $15.08 per share.

Based on its current operations, management believes that available cash and cash equivalents, together with cash flow from operations, external funds for R&D projects and its bank line of credit, will be sufficient to meet its foreseeable cash requirements as these currently exist, but may continue to explore additional, alternative funding opportunities with respect to collaborative ventures and new product development.


FORWARD-LOOKING STATEMENTS
--------------------------

Information set forth in this Quarterly Report on Form 10-Q contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "plan," "intend," "target," "anticipate," "estimate," "believe," or "continue," or the negative thereof or other variations thereof or comparable terminology.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

Market risk is the risk of potential loss arising from adverse changes in market rates and prices. The Company's primary market risk exposure is attributable to changes in foreign currency exchange rates. Approximately 27% of revenues for the first quarter of 2002 and 31% of revenues for the year ended December 31, 2001 were derived from operations outside the United States. The Company's interim consolidated financial statements are denominated in U.S. Dollars and, accordingly, changes in exchange rates between foreign currencies and the U.S. Dollar will affect the translation of subsidiaries' financial results into U.S. Dollars for purposes of reporting consolidated financial results. During 2002, the U.S. Dollar strengthened against selected currencies compared to the same period during 2001. If average exchange rates during 2002 had remained the same as the average exchange rates for these currencies during 2001, then the Company's 2002 revenues would have been $11.5 million instead of $11.4 million representing a year-to-year growth rate of 7% as compared to the actual exchange-adjusted growth rate of 5%.

Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders' equity were ($1,659,000) at March 31, 2002 as compared with ($776,000) at December 31, 2001. This $883,000 change was mainly attributable to the devaluation of the Argentine Peso at the beginning of 2002. However, aside from this initial adjustment due to the currency devaluation in Argentina, Embrex's most significant foreign currency exchange rate exposure is in the British Pound. To date, the Company has not utilized any derivatives or other hedging instruments to affect this exposure.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

     The Company filed a complaint against Fort Dodge Animal Health, a division of Wyeth, formerly American Home Products, on April 15, 2002 in Wake County Superior Court, North Carolina alleging breach of contract by Fort Dodge of its obligations to develop, register and market Bursamune(R) in Europe, the Middle East and Africa.

     For a description of certain patent infringement proceedings initiated by the registrant and related legal proceedings, see the registrant's Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 22, 2002.

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

     (b) No reports on Form 8-K were filed during the quarter ending March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 2002


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