Form 10-Q
period 2002-06-30
EMBREX INC/NC
filed 2002-08-12
CIK 878725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

Commission File No. 000-19495

Embrex, Inc.
(Exact name of registrant as specified in its charter)

North Carolina	56-1469825
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1040 Swabia Court, Durham, NC	27703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone no. including area code: (919) 941-5185

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of shares of Common Stock, $0.01 par value, outstanding as of July 26, 2002 was 8,161,534.

EMBREX, INC.

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Financial Statements

Embrex, Inc.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,654	$3,907
Restricted cash	351	275
Accounts receivable—trade, net	5,377	7,128
Inventories:
Materials and supplies	1,595	1,361
Product	976	900
Other current assets	1,642	800

Total Current Assets	17,595	14,371

Inovoject® Systems Under Construction	1,783	1,560

Inovoject® Systems	33,090	32,555
Less accumulated depreciation	(25,707)	(24,754)

	7,383	7,801

Equipment, Furniture and Fixtures	12,904	12,123
Less accumulated depreciation and amortization	(4,831)	(4,172)

	8,073	7,951

Other Assets:
Goodwill, patents and exclusive licenses of patentable technology (net of accumulated amortization of $152 in 2002 and $144 in 2001)	760	752
Other long-term assets	1,843	1,623

Total Assets	$37,437	$34,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$561	$1,210
Accrued expenses	2,718	3,245
Deferred revenue	36	28
Product warranty accrual	266	218

Total Current Liabilities	3,581	4,701

Long-term debt, less current portion	44	43

Shareholders’ Equity
Common Stock,$.01 par value:
Authorized—30,000,000 shares Issued and outstanding—8,125,017 net of 1,175,216 treasury shares and 7,998,168 net of 1,175,216 treasury shares at June 30, 2002 and December 31, 2001, respectively	93	90
Additional paid-in capital	61,451	59,932
Accumulated other comprehensive loss	(1,784)	(776)
Accumulated deficit	(11,746)	(15,730)
Treasury stock	(14,202)	(14,202)

Total Shareholders’ Equity	33,812	29,314

Total Liabilities and Shareholders’ Equity	$37,437	$34,058

Embrex, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Revenues
Inovoject® System revenue	$9,818	$9,897	$19,421	$19,785
Product sales	722	784	1,550	1,480
Other revenue	305	78	1,231	296

Total Revenues	10,845	10,759	22,202	21,561
Cost of Product Sales and Inovoject® System Revenues	4,379	4,539	8,455	8,846

Gross Profit	6,466	6,220	13,747	12,715
Operating Expenses
General and administrative	1,369	1,501	3,033	3,394
Sales and marketing	540	632	1,201	1,236
Research and development	2,445	1,965	4,788	3,655

Total Operating Expenses	4,354	4,098	9,022	8,285
Operating Income	2,112	2,122	4,725	4,430
Other Income (Expense)
Interest income	59	54	99	98
Interest expense	(4)	(8)	(8)	(14)
Foreign Currency Gain (Loss)	0	(10)	16	(22)

Total Other Income	55	36	107	62

Income Before Taxes	2,167	2,158	4,832	4,492
Income Taxes	450	244	846	513

Net Income	$1,717	$1,914	$3,986	$3,979

Net Income per share of Common Stock:
Basic	$0.21	$0.24	$0.49	$0.50
Diluted	$0.19	$0.22	$0.45	$0.46
Number of Shares Used in Per Share Calculation:
Basic	8,125	8,057	8,078	7,992
Diluted	8,985	8,673	8,863	8,625

Embrex, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Six Months Ended June 30
	2002	2001
Operating Activities
Net income	$3,986	$3,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,333	2,204
Gain on sale of fixed assets	(7)	—
Changes in operating assets and liabilities:
Accounts receivable, inventories and other current assets	523	(402)
Accounts payable, accrued expenses, deferred revenue and warranty accrual	(1,120)	(1,205)

Net Cash Provided By Operating Activities	5,715	4,576

Investing Activities
Purchases of Inovoject® systems, equipment, furniture and fixtures	(2,250)	(2,049)
Additions to patents and other non-current assets	(232)	(768)

Net Cash Used in Investing Activities	(2,482)	(2,817)

Financing Activities
Issuance of common stock	1,521	1,534
Changes in long-term debt	1	3
Payments on capital lease obligations	—	(12)

Net Cash Provided By Financing Activities	1,522	1,525

Increase in cash and cash equivalents	4,755	3,284
Currency translation adjustments	(1,008)	(485)
Cash and cash equivalents at beginning of period	3,907	2,966

Cash And Cash Equivalents At End Of Period	$7,654	$5,765

EMBREX, INC.

FORM 10-Q
June 30, 2002

NOTES TO CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd. and Inovoject do Brasil Ltda. (the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

Note 2—Net Income Per Share

Basic net income per share was determined by dividing net income available for common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all issued and unexercised stock options and warrants.

Note 3—Comprehensive Income

In June 1997, the FASB issued Statement No. 130, “Reporting Comprehensive Income” (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $3.0 million and $3.5 million for the six months ended June 30, 2002 and 2001, respectively. Embrex’s total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented.

Note 4—Segments

The Company operates in a single segment. The table below presents the Company’s operations by geographic area:

(In thousands) (* Unaudited)	June 30, 2002 *	June 30, 2001 *
Total Revenue:
United States	$16,041	$15,084
International	6,161	6,477

Total	$22,202	$21,561

EMBREX, INC.

NOTES TO CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS—(Continued)

(In thousands) (* Unaudited)	June 30, 2002 *	December 31, 2001
Total Assets:
United States	$27,338	$23,230
International	10,099	10,828

Total	$37,437	$34,058

Note 5—Goodwill and Other Intangible Assets

In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). This standard eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The new rules also prohibit the amortization of goodwill associated with business combinations that close after June 30, 2001. On January 1, 2002 the Company adopted this standard and it did not have a material effect on the financial statements.

Note 6—Disposal of Long-Lived Assets

On January 1, 2002, the Company adopted Statement No, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of,” and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The adoption of this standard did not have a material effect on the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001

Consolidated revenues for the second quarter totaled $10.8 million, which was the same as 2001 second quarter revenues.

Inovoject® system revenues amounted to $9.8 million for the 2002 second quarter, a decrease of 1% compared to 2001 second quarter revenues of $9.9 million. Most of the 2002 and 2001 Inovoject® system revenues were generated from Inovoject® system lease fees. The decrease in Inovoject® system revenues was attributable to non-recurring Inovoject® systems sales. Inovoject® system sales are non-recurring events that may cause periodic fluctuations in quarter-to-quarter revenue gross margin and operating profit comparisons. The decrease due to Inovoject® system sales was offset by increased injection activity in North America, Asia and Latin America, which led to a 3% increase in injection fee revenue.

Sales of Bursaplex®, the Company’s proprietary vaccine for the treatment of avian infectious bursal disease (IBD), to its customers accounted for the $0.7 million of product sales in the second quarter of 2002 and the $0.8 million of product sales, during the same period of 2001. Overall product sales decreased 8% during the second quarter of 2002 compared to product sales during the second quarter of 2001. This is primarily due to the timing of sales to our distributor in Japan.

The second-quarter increase in gross profit margin from 58% in 2001 to 60% in 2002 resulted from a three-fold increase in revenue from collaborations and grants, which has no associated cost of revenue. This increase is primarily due to funds from a federal Advanced Technology Program (ATP) grant supporting the Company’s research collaboration with Origen Therapeutics. Without this revenue from collaborations and grants in the second quarter of 2002 gross margin would have been 59%, a one percentage point increase over the second quarter of 2001 gross margin of 58%.

Total operating expenses amounted to $4.4 million for the second quarter of 2002 versus $4.1 million for the second quarter of 2001. General and administrative expenses were $0.1 million less during the second quarter of 2002 as compared with 2001, which involved rental payments incurred at its new facilities while under construction and while the Company still occupied the former facilities. Research and development expenses were $0.5 million more during the second quarter of 2002 than the second quarter

EMBREX, INC.

of 2001 due to activities primarily attributable to work on the gender sort device, the Coccidiosis vaccine, the Origin Therapeutics early delivery research collaboration and the Newcastle Disease in ovo vaccine development programs.

Increased spending on research and development programs and an increased effective tax rate from 11% for the second quarter of 2001 to 21% for the second quarter of 2002 resulted in a $0.2 million decrease in net income, to $1.7 million in the second quarter of 2002 compared to $1.9 million during the comparable period in 2001. The increase in the effective tax rate is due to use of the $4.2 million of deferred tax assets carried over from 2001 and increased foreign tax obligations. The effective tax rate is expected to remain at 21% for remainder of the year. Diluted net income per common share was $0.19 for the 2002 second quarter based on 9.0 million average shares outstanding, compared to diluted net income of $0.22 per share based on 8.7 million average shares outstanding in the second quarter of 2001.

Six Months Ended June 30, 2002 and 2001

Consolidated revenues totaled $22.2 million for the first half of 2002, representing an increase of 3% over 2001 first half revenues of $21.6 million.

Inovoject® system revenues amounted to $19.4 million for the 2002 first half, a decrease of 2% over 2001 first half revenues of $19.8 million. Most of the 2002 and 2001 Inovoject® system revenues were generated from Inovoject® system lease fees. The decrease in Inovoject® system revenues was attributable to non-recurring Inovoject® systems sales. Increased injection activity in North America, Asia and Latin America led to a 3% increase in injection fee revenue and offset the decrease related to Inovoject® system sales.

Sales of Bursaplex® were the principal source of $1.6 million of product revenue in the 2002 first half and $1.5 million in the 2001 first half. Product sales increased 5% during the first half of 2002 compared to product sales during the first half of 2001 and were primarily due to increased sales in Asia.

The first-half increase in gross margin from 59%, for 2001 results, to 62% in 2002 resulted from a three-fold increase in revenue from collaborations and grants, which has no associated cost of revenue. This increase is primarily due to funds from Cobb-Vantress supporting the Company’s gender sort project and funds from a federal Advanced Technology Program (ATP) grant supporting the Company’s research collaboration with Origen Therapeutics. Without this revenue from collaborations and grants during the first half of 2002, gross margin would have been 60%, a one point increase over the second quarter 2001 gross margin of 59%.

Total operating expenses amounted to $9.0 million for the first half of 2002 and $8.3 million for the first half of 2001. General and administrative expenses were $0.4 million less during the first half of 2002 due primarily to expenses related to legal and accounting fees incurred during 2001 for the accounting fraud investigation in Embrex Europe and lower general operating expenses during 2002. Research and development expenses were $1.1 million more during the first half of 2002 than the first half of 2001 due to development work on the gender sort device, the Coccidiosis vaccine, the Origin Therapeutics early delivery research collaboration and the Newcastle Disease in ovo vaccine development programs.

Inovoject® system fees, Bursaplex® revenue growth and an increase in other non-operating revenue, which consists primarily of revenue from collaborations and grants, resulted in a 7% increase in the first-half operating income of $4.7 million from $4.4 million for the same period in 2001. An increase in the effective tax rate from 11% during the first half of 2001 to 18% for the first half of 2002 resulted in a 65%

or $0.3 million increase in income tax expense. This resulted in net income of $4.0 million for the first half of 2002, which was the same as the first half of 2001. Diluted net income per common share was $0.45 for the 2002 first half based on 8.9 million average shares outstanding, compared to net income per common share of $0.46 based on 8.6 million average shares outstanding in the first half of 2001.

The Company estimates that as of June 30, 2002, it was vaccinating in excess of 80% of the broiler birds grown in the United States during the first six months of 2002. Given its market penetration, the Company expects only moderate Inovoject® system revenue growth in this market. Overall, management anticipates moderate revenue and earnings growth in 2002 from its existing Inovoject® system operations in the United States and Canada, higher revenue and earnings growth from new Inovoject® system leases and sales in other countries, and sales of Bursaplex® product to poultry producers worldwide. The Company currently has Inovoject® systems either installed or on trial in 33 countries, including the United States and Canada.

Bursaplex® is a product which uses the Company’s Viral Neutralizing Factor (VNF®) technology to form an antibody-vaccine virus complex when combined with an infectious bursal disease (IBD) virus. To date, regulatory approval for Bursaplex® has been received in 23 countries including the United States and regulatory approval is pending in 10 countries. NewplexTM, Embrex’s Newcastle Disease in ovo vaccine also based on the VNF® technology, had its registration application submitted to the United States Department of Agriculture (USDA) during July 2001. Although this product has been submitted for registration there is no assurance that the USDA approval will be obtained.

The Company’s VNF® technology has been used in an IBD vaccine produced by Fort Dodge Animal Health, a division of Wyeth, formerly American Home Products, which had been marketed by Fort Dodge in certain European countries under Fort Dodge’s trade name Bursamune®. To date, Bursamune® has received regulatory approval in South Africa, Spain, Italy, Poland and the United Kingdom. During the second quarter of 2001, Fort Dodge advised its distributors that certain other Fort Dodge products, which compete with Bursamune®, could potentially be used in ovo in place of Bursamune®. Also, Fort Dodge has informed Embrex that it has discontinued manufacturing and does not intend to continue marketing Bursamune® after existing inventories are used and does not intend to seek further regulatory approvals. Embrex believes Fort Dodge remains obligated under its agreements with Embrex. After discussions with Fort Dodge to reach resolution on this matter were unsuccessful, the Company filed a complaint in April 2002 in Wake County Superior Court, North Carolina alleging breach of contract relative to their obligations to develop, register and market Bursamune® in the territories of Europe, the Middle East and Africa. In May 2002, the case was moved to the United States District Court for the Eastern District of North Carolina. In July 2002, Wyeth asserted counterclaims against Embrex alleging breach of contract and related claims, which Embrex intends to vigorously defend. Embrex does not expect to generate significant revenues from either the sales of VNF® to Fort Dodge or the royalties generated from Fort Dodge’s Bursamune® sales.

For the rest of 2002, the goals of management are to maintain revenue growth and profitability, to continue efforts to achieve worldwide placements of the Inovoject® system and other related devices, to obtain regulatory approvals and initiate marketing of Bursaplex® in these markets, to continue development of proprietary in ovo vaccines and devices and to develop enhancements to the Inovoject® system. Growth in Inovoject® systems and product revenues during 2002 will be dependent on the rate at which markets outside the United States and Canada accept the Inovoject® system technology, possible competition within the United States, the timing of regulatory approvals for Bursaplex® and third-party vaccines for in ovo use outside the United States and Canada, start-up costs in new markets, possible

EMBREX, INC.

variability in United States bird production as a result of grain price fluctuations, and variability in demand for, and pricing of, poultry and poultry products both inside and outside the United States and economic political volatility in certain key poultry producing countries world wide.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At June 30, 2002, the Company’s cash and cash equivalents amounted to $7.6 million, up $3.7 million from $3.9 million on hand at year-end 2001.

Operating activities generated $5.7 million in cash during the first six months of 2002. Cash was provided by net income of $4.0 million, depreciation of $2.3 million, and a decrease in accounts receivable, inventories and other current assets of $0.5 million, which was offset by reductions in accounts payable and accrued expenses of $1.1 million.

During the first half of 2002, investing activities used $2.5 million of cash, primarily from $2.3 million in additional Inovoject® systems and other capital expenditures and $0.2 million primarily for the financing of Advanced Automation, Inc. for work on the gender sort device under a credit agreement signed during the third quarter of 2001.

Financing activities provided $1.5 million, due primarily to the issuance of common stock through stock option exercises.

As of June 30, 2002, the Company had outstanding purchase commitments of approximately $1.6 million related to the production of the Company’s Bursaplex® product, VNF® for the manufacture of Bursaplex® and materials and supplies for the construction and maintenance of its Inovoject® systems.

In April 1999, the Company obtained a $6.0 million secured revolving line of credit from its bank, Branch Banking and Trust Company, which may be used for working capital purposes. The term of this line of credit has been extended and will now expire in April 2003. At June 30, 2002 there were no outstanding borrowings under this line of credit facility.

In August 2002, the Company announced that the Board of Directors authorized a share repurchase program (the “2002 Repurchase Program”) to purchase up to 6% of outstanding shares of Common Stock, or up to approximately 500,000 shares over 17 months in open market or privately negotiated transactions.

In October 1998, the Company announced that the Board of Directors authorized a share repurchase program (the “1998 Repurchase Program”) to purchase up to 10% of outstanding shares of Common Stock, or up to approximately 830,000 shares over 18 months, in open market or privately negotiated transactions. During the second quarter of 2000, Management was authorized by the Board of Directors to extend the stock repurchase program (the “2000 Repurchase Program”). This extension allowed for the purchase of up to 6% of outstanding shares, or up to approximately 500,000 shares over 18 months in open market or privately negotiated transactions. During 2001, the Company repurchased 201,216 shares of its Common Stock for $3.2 million at an average price of $16.00 per share under the 2000 Repurchase Program, which ended during the fourth quarter of 2001. During the entire term of the 1998 Repurchase Program, the Company repurchased 830,000 shares of its Common Stock for $9.0 million at an average price of $10.80 per share. During the entire term of the 2000 Repurchase Program, the Company repurchased 345,216 shares of its Common Stock for $5.2 million at an average price of $15.08 per share.

Based on its current operations, management believes that available cash and cash equivalents, together with cash flow from operations, external funds for R&D projects and its bank line of credit, will be sufficient to meet its foreseeable cash requirements as these currently exist, but may continue to explore additional, alternative funding opportunities with respect to collaborative ventures and new product development and related infrastructure.

EMBREX, INC.

FORWARD-LOOKING STATEMENTS

Information set forth in this Quarterly Report on Form 10-Q contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements represent the Company’s judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “plan,” “intend,” “target,” “anticipate,” “estimate,” “believe,” or “continue,” or the negative thereof or other variations thereof or comparable terminology.

The Company cautions that any such forward-looking statements include statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially, including without limitation the ability of the Company to penetrate new markets, the ability to develop new products and technology, the degree of market acceptance of new products, the outcome of the Company’s patent litigation appeal, the potential to lose protection of proprietary rights and patents through expiration, invalidity, or otherwise, the complete commercial development of potential future products or the ability to obtain regulatory approval of products. Such approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, and potential changes in regulations. These statements are also contingent upon continued growth and production levels of the global poultry industry and the economic viability of certain markets. Additional information on these risks and other factors which could affect the Company’s consolidated financial results are included in the Risk Factors described in Exhibit 99 to this report and in the Company’s other filings with the Securities and Exchange Commission, including the Company’s Forms 10-Q, 10-K and 8-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential loss arising from adverse changes in market rates and prices. The Company’s primary market risk exposure is attributable to changes in foreign currency exchange rates. Approximately 28% of revenues for the first half of 2002 and 31% of revenues for the year ended December 31, 2001 were derived from operations outside the United States. The Company’s interim consolidated financial statements are denominated in U.S. Dollars and, accordingly, changes in exchange rates between foreign currencies and the U.S. Dollar will affect the translation of subsidiaries’ financial results into U.S. Dollars for purposes of reporting consolidated financial results. During 2002, selected Latin American currencies weakened against the U.S. Dollar compared to the same period during 2001. If average exchange rates during the first half of 2002 had remained the same as the average exchange rates for these currencies during the same period of 2001, then the Company’s 2002 revenues would have been $22.5 million instead of $22.2 million representing a year-to-year growth rate of 4% as compared to the actual exchange-adjusted growth rate of 3%.

Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders’ equity were ($1.8 million) at June 30, 2002 as compared with ($0.8 million) at December 31, 2001. This $1.0 million change was mainly attributable to the devaluation of the Argentine Peso at the beginning of 2002. However, aside from this initial adjustment due to the currency devaluation in Argentina, Embrex’s most significant foreign currency exchange rate exposure is in the British Pound. To date, the Company has not utilized any derivatives or other hedging instruments to affect this exposure.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The Company filed a complaint against Fort Dodge Animal Health, a division of Wyeth, formerly American Home Products, in April 2002 in Wake County Superior Court, North Carolina alleging breach of contract by Fort Dodge of its obligations to develop, register and market Bursamune® in Europe, the Middle East and Africa. In May 2002, the case was moved to the United States District Court for the Eastern District of North Carolina. In July 2002, Wyeth asserted counterclaims against Embrex alleging breach of contract and related claims. Embrex has denied Wyeth’s allegations and intends to vigorously defend the counter claim.

For a description of certain patent infringement proceedings initiated by the registrant and related legal proceedings, see the registrant’s Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 22, 2002.

Item 2.    Changes in Securities

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

On May 16, 2002 the Annual Meeting of Shareholders was held and the following matters were submitted to the shareholders for a vote. There were 7,465,925 shares represented at the meeting in person or by proxy and set forth below is a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes. There were no broker non-votes regarding the election of directors.

Election of Directors:

Director	Votes For	Votes Withheld	Votes Against	Votes Abstained	Totals
C. Daniel Blackshear	7,129,956	335,969	n/a	n/a	7,465,925
Peter J. Holzer	7,127,586	338,339	n/a	n/a	7,465,925
Ganesh M. Kishore, Ph.D.	7,127,981	337,944	n/a	n/a	7,465,925
John E. Klein	7,126,286	339,639	n/a	n/a	7,465,925
Randall L. Marcuson	6,897,593	568,332	n/a	n/a	7,465,925
Walter V. Smiley	7,008,266	457,659	n/a	n/a	7,465,925

Approve an amendment to the Company’s Amended and Restated Incentive Stock Option and Nonstatutory Stock Option Plan, which would increase the maximum number of shares of Common Stock available for issuance pursuant to such Plan:

For	Against	Abstain	Non-Votes
2,360,310	2,349,344	25,465	2,730,806

Ratify the action of the Board of Directors in appointing Ernst & Young LLP as independent accountants for the fiscal year ending December 31, 2002:

For	Against	Abstain	Non-Votes
7,445,670	13,246	7,009	0

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1	Amendment to Embrex, Inc. Incentive Stock Option and Nonstatutory Stock Option Plan, dated May 16, 2002.

10.2	Amendment to Embrex, Inc. Incentive Stock Option and Nonstatutory Stock Option Plan, dated July 18, 2002.

10.3	Amendment to Embrex, Inc. Amended and Restated Employee Stock Purchase Plan, dated July 18, 2002.

10.4
Letter agreement dated June 20, 2002 amending the Amended and Restated Research, Development and Marketing Agreement between Embrex and LifeSensors, Inc. dated as of July 20, 2001. (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

99.1	Risk Factors relating to the Company

(b)  No reports on Form 8-K were filed during the quarter ending June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMBREX, INC.

By:	/s/ RANDALL L. MARCUSON
Randall L. Marcuson President and Chief Executive Officer

By:	/s/ DON T. SEAQUIST
Don T. Seaquist Vice President, Finance and Administration

Date: August 12, 2002