Form 10-Q
period 2002-09-30
EMBREX INC/NC
filed 2002-11-12
CIK 878725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

Commission File No. 000-19495

EMBREX, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-1469825
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1040 Swabia Court, Durham, NC	27703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone no. including area code: (919) 941-5185

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☒  No  ☐

The number of shares of Common Stock, $0.01 par value, outstanding as of October 31, 2002 was 8,122,026.

EMBREX, INC.

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Financial Statements

EMBREX, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,520	$3,907
Restricted cash	354	275
Accounts receivable—trade, net	5,860	7,128
Inventories:
Materials and supplies	1,568	1,361
Product	993	900
Other current assets	1,258	800

Total Current Assets	17,553	14,371
Inovoject® Systems Under Construction	1,979	1,560
Inovoject® Systems	33,369	32,555
Less accumulated depreciation	(26,342)	(24,754)

	7,027	7,801
Equipment, Furniture and Fixtures	14,097	12,123
Less accumulated depreciation and amortization	(5,308)	(4,172)

	8,789	7,951
Other Assets:
Goodwill, patents and exclusive licenses of patentable technology (net of accumulated amortization of $155 in 2002 and $144 in 2001)	756	752
Other long-term assets	1,882	1,623

Total Assets	$37,986	$34,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$510	$1,210
Accrued expenses	1,892	3,245
Deferred revenue	16	28
Product warranty accrual	291	218

Total Current Liabilities	2,709	4,701
Long-term debt, less current portion	45	43
Shareholders’ Equity
Common Stock, $.01 par value:
Authorized—30,000,000 shares Issued and outstanding—8,141,113 net of 1,229,716 treasury shares and 7,998,168 net of 1,175,216 treasury shares at September 30, 2002 and December 31, 2001, respectively	93	90
Additional paid-in capital	61,513	59,932
Accumulated other comprehensive loss	(1,562)	(776)
Accumulated deficit	(9,966)	(15,730)
Treasury stock	(14,846)	(14,202)

Total Shareholders’ Equity	35,232	29,314

Total Liabilities and Shareholders’ Equity	$37,986	$34,058

EMBREX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Revenues
Inovoject® System revenue	$10,535	$9,690	$29,957	$29,475
Product sales	764	1,024	2,314	2,503
Other revenue	360	757	1,591	1,053

Total Revenues	11,659	11,471	33,862	33,031
Cost of Product Sales and Inovoject® System Revenues	4,496	4,734	12,952	13,579

Gross Profit	7,163	6,737	20,910	19,452
Operating Expenses
General and administrative	1,627	1,774	4,661	5,167
Sales and marketing	632	694	1,833	1,930
Research and development	2,807	2,072	7,594	5,727

Total Operating Expenses	5,066	4,540	14,088	12,824
Operating Income	2,097	2,197	6,822	6,628
Other Income (Expense)
Interest income	61	77	160	175
Interest expense	(5)	(10)	(13)	(24)
Foreign Currency Gain (Loss)	(37)	1	(21)	(21)

Total Other Income	19	68	126	130

Income Before Taxes	2,116	2,265	6,948	6,758
Income Taxes	337	160	1,183	673

Net Income	$1,779	$2,105	$5,765	$6,085

Net Income per share of Common Stock:
Basic	$0.22	$0.26	$0.71	$0.76
Diluted	$0.21	$0.24	$0.66	$0.70
Number of Shares Used in Per Share Calculation:
Basic	8,156	8,077	8,104	8,020
Diluted	8,519	8,728	8,748	8,659

EMBREX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30
	2002	2001
Operating Activities
Net income	$5,765	$6,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,517	3,317
Gain on sale of fixed assets	(4)	—
Changes in operating assets and liabilities:
Accounts receivable, inventories and other current assets	510	(1,152)
Accounts payable, accrued expenses, deferred revenue and warranty accrual	(2,071)	(293)

Net Cash Provided By Operating Activities	7,717	7,957
Investing Activities
Purchases of Inovoject® systems, equipment, furniture and fixtures	(3,989)	(3,898)
Additions to patents and other non-current assets	(270)	(1,169)

Net Cash Used in Investing Activities	(4,259)	(5,067)
Financing Activities
Issuance of common stock	1,583	1,766
Changes in long-term debt and capital lease obligations	2	(18)
Repurchase of common stock	(644)	(2,763)

Net Cash Provided By (Used In) Financing Activities	941	(1,015)
Increase in cash and cash equivalents	4,399	1,875
Currency translation adjustments	(786)	(356)
Cash and cash equivalents at beginning of period	3,907	2,966

Cash And Cash Equivalents At End Of Period	$7,520	$4,485

EMBREX, INC.
FORM 10-Q
September 30, 2002

NOTES TO CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd. and Inovoject do Brasil Ltda. (the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

Note 2 – Critical Accounting Policies

Valuation and Qualifying Accounts

To date, the Company has not experienced any material accounts receivable collection issues. However, based on a review of cumulative balances, industry experience and the current economic environment, the Company currently reserves from 2% to 4% of our outstanding trade accounts receivable balance as an allowance for uncollectable accounts, depending on whether the receivable is denominated in U.S. dollars or a foreign currency. The consolidated balance for uncollectable accounts as of September 30, 2002 was $0.2 million.

To date, the Company has not experienced nor does it expect to experience any material Inovoject® system or product warranty issues. However, based on sales of Inovoject® systems and products, the Company has established a reserve for future claims. The consolidated balance for warranties as of September 30, 2002 was $0.3 million.

To date, the Company has not experienced any material inventory obsolesence. However, based on a percentage of the current product and Inovoject® part inventory levels, the Company has established a reserve against future Inovoject® parts obsolesence due to technological improvements and limited shelf life of product inventories. The consolidated balance for product and parts obsolesence as of September 30, 2002 was $0.3 million.

Impact of Recently Issued Accounting Standards

In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).This statement eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The new rules also prohibit the amortization of goodwill associated with business combinations that close after June 30, 2001. On January 1, 2002 the Company adopted this statement and it did not have a material effect on the consolidated financial statements.

In June 2001, the FASB approved Statement No. 143, “Accounting for Asset Retirement Obligations”. The statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the 2003 fiscal year and is not expected to have a material effect on the Company’s financial position or results of operations.

On January 1, 2002, the Company adopted Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of,” and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The adoption of this statement did not have a material effect on the consolidated financial statements.

In April 2002, the FASB issued Statement 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 has a May 15, 2002, effective date. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. Accordingly, a gain or loss from a debt extinguishment should not be classified as an extraordinary item unless it meets the criteria for extraordinary item classification in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Management believes the implementation of this statement will not have a material effect upon the Company’s consolidated financial statements.

In June 2002, the FASB approved for issuance Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement provides financial accounting and reporting guidance for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Early application is encouraged. Previously issued financial statements should not be restated. The provisions of EITF Issue 94-3 continue to apply for an exit activity initiated under an exit plan that met the criteria in EITF Issue 94-3 before SFAS No. 146 initial application. Management believes the implementation of this statement will not have a material effect upon the Company’s consolidated financial statements.

Note 3 – Net Income Per Share

Basic net income per share was determined by dividing net income available for common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all issued and unexercised stock options and warrants.

Note 4 – Comprehensive Income

In June 1997, the FASB issued Statement No. 130, “Reporting Comprehensive Income” (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $5.0 million and $5.7 million for the nine months ended September 30, 2002 and 2001, respectively. Embrex’s total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented.

Note 5 – Segments

The Company operates in a single segment. The table below presents the Company’s operations by geographic area:

	September 30, 2002 *	September 30, 2001 *
(In thousands)
(* Unaudited)
Total Revenue:
United States	$23,673	$23,118
International	10,189	9,913

Total	$33,862	$33,031

	September 30, 2002 *	December 31, 2001
(In thousands)
(* Unaudited)
Total Assets:
United States	$27,517	$23,230
International	10,469	10,828

Total	$37,986	$34,058

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 and 2001

Consolidated revenues for the third quarter totaled $11.7 million, which was $0.2 million or 2% higher than revenues during the 2001 third quarter.

Inovoject® system revenues amounted to $10.5 million for the 2002 third quarter, an increase of 9% compared to 2001 third quarter revenues of $9.7 million. Most of the 2002 and 2001 Inovoject® system revenues were generated from Inovoject® system lease fees. The increase in Inovoject® system revenues was attributable to increased injection activity in North America, Europe and Asia, which led to a 4% increase in injection fee revenue, and non-recurring Inovoject® system and other related device sales. Inovoject® system sales are non-recurring events that may cause periodic fluctuations in quarter-to-quarter revenue, gross margin and operating profit comparisons.

Sales of Bursaplex®, the Company’s proprietary vaccine for the treatment of avian infectious bursal disease (IBD), accounted for the $0.8 million of product sales in the third quarter of 2002 and decreased 25% from $1.0 million during the same period of 2001. This is primarily due to the timing of sales to our distributor in Japan.

The third-quarter increase in gross profit margin from 59% in 2001 to 61% in 2002 resulted from the 2% revenue increase along with a 5% reduction in the cost to generate that revenue. This reduction in cost of revenue was related to a change in product mix that included increased Inovoject system sales and fees and the elimination of royalty payments resulting from the expiration of the Sharma patent licensed from the USDA. Funding for research & development included in other revenue had no corresponding cost of revenue and contributed to the increase in gross margin as well. Excluding this non-operating other revenue, gross margin increased by four percentage points from 56% in 2001 to 60% in 2002.

Total operating expenses amounted to $5.1 million for the third quarter of 2002 versus $4.5 million for the third quarter of 2001. General and administrative expenses were $0.1 million less during the third quarter of 2002 as compared with 2001. This was primarily attributable to the non-recurring legal and accounting fees incurred in 2001 for the Embrex Europe accounting fraud investigation and lower office rent due to consolidating the Company’s Research Triangle Park headquarters into one facility during the third and fourth quarters of 2001. Research and development expenses were $0.7 million more during the third quarter of 2002 than the third quarter of 2001 due primarily to activities relating to work on the gender sort device, the Coccidiosis vaccine, the Origin Therapeutics early delivery research collaboration and the Newcastle Disease in ovo vaccine development programs.

Increased spending on research and development programs and an increased effective tax rate from 7% for the third quarter of 2001 to 16% for the third quarter of 2002 resulted in a $0.3 million decrease in net income, to $1.8 million in the third quarter of 2002 compared to $2.1 million during the comparable period in 2001. The increase in the effective tax rate is due to use of the $4.2 million of deferred tax assets carried over from 2001 and increased foreign tax obligations. The effective tax rate is expected to be approximately 18% for the remainder of the year. Diluted net income per common share was $0.21 for the 2002 third quarter based on 8.5 million weighted average shares outstanding, compared to diluted net income of $0.24 per share based on 8.7 million weighted average shares outstanding in the third quarter of 2001.

Nine Months Ended September 30, 2002 and 2001

Consolidated revenues totaled $33.9 million for the first nine months of 2002, representing an increase of 3% over 2001 first nine months revenues of $33.0 million.

Inovoject® system revenues amounted to $30.0 million for the 2002 first nine months, an increase of 2% over 2001 first nine months revenues of $29.5 million. Most of the 2002 and 2001 Inovoject® system revenues were generated from Inovoject® system lease fees. The increase in Inovoject® system revenues was attributable to increased injection activity in North America, Asia and Latin America, which led to a 3% increase in injection fee revenue and this was offset by a 28% decrease in non-recurring Inovoject® systems sales.

Sales of Bursaplex® were the sole source of $2.3 million of product revenue in the 2002 first nine months and $2.5 million in the 2001 first nine months. Product sales decreased 8% during the first nine months of 2002 compared to product sales during the first nine months of 2001 and were primarily due to the timing of sales to our distributor in Japan.

The increase in gross margin during the first nine months from 59%, for 2001, to 62% in 2002 resulted primarily from a 39% increase in revenue from collaborations and grants, which has no associated cost of revenue. This increase is primarily due to funds from Cobb-Vantress supporting the Company’s gender sort project and funds from a federal Advanced Technology Program (ATP) grant supporting the Company’s research collaboration with Origen Therapeutics. Without this revenue from collaborations and grants during the first nine months of 2002, gross margin would have been 60%, a two percentage point increase over the third quarter 2001 gross margin of 58%.

Total operating expenses amounted to $14.1 million for the first nine months of 2002 and $12.8 million for the first nine months of 2001. General and administrative expenses were $0.5 million less during the first nine months of 2002 due primarily to legal and accounting fees incurred during 2001 for the Embrex Europe investigation and lower general operating expenses during 2002. Research and development expenses were $1.9 million more during the first nine months of 2002 than the first nine months of 2001 due to development work on the gender sort device, the Coccidiosis vaccine, the Origin Therapeutics early delivery research collaboration and the Newcastle Disease in ovo vaccine development programs.

Inovoject® system fees and an increase in other non-operating revenue, which consists primarily of revenue from collaborations and grants, resulted in a 3% increase in the operating income for the first nine months of 2002 of $6.8 million from $6.6 million for the same period in 2001. An increase in the effective tax rate from 10% during the first nine months of 2001 to 17% for the first nine months of 2002 resulted in a 76% or $0.5 million increase in income tax expense. This resulted in net income of $5.8 million for the first nine months of 2002, which was $0.3 million lower than the first nine months of 2001. Diluted net income per common share was $0.66 for the 2002 first nine months based on 8.7 million weighted average shares outstanding, compared to net income per common share of $0.70 based on 8.7 million weighted average shares outstanding in the first nine months of 2001.

The Company estimates that as of September 30, 2002, it was vaccinating in excess of 80% of the broiler birds grown in the United States during the first nine months of 2002. Given its market penetration, the Company expects only moderate Inovoject® system revenue growth in this market. Overall, management anticipates moderate revenue and earnings growth in 2002 from its existing Inovoject® system operations in the United States and Canada, higher revenue and earnings growth from new Inovoject® system leases and sales in other countries, and sales of Bursaplex® product to poultry producers worldwide. The Company currently has Inovoject® systems either installed or on trial in 33 countries, including the United States and Canada.

Bursaplex® is an Infectious Bursal Disease vaccine based on the patented virus – antibody complex vaccine technology (VNF®) for in ovo or at hatch delivery. It contains a live strain of Infectious Bursal Disease virus in conjunction with Infectious Bursal Disease antiserum. To date, regulatory approval for Bursaplex® has been received in 23 countries including the United States and regulatory approval is pending in 10 countries. Newplex™, Embrex’s Newcastle Disease in ovo vaccine also based on the virus – antibody complex vaccine technology, had its registration application submitted to the United States Department of Agriculture (USDA) during July 2001. Although the submission has been completed and there are no indications of possible problems, there is no assurance that the USDA approval will be obtained.

The Company’s VNF® technology has been used in an IBD vaccine produced by Fort Dodge Animal Health, a division of Wyeth, formerly American Home Products, which had been marketed by Fort Dodge in certain European countries under Fort Dodge’s trade name Bursamune®. To date, Bursamune® has received regulatory approval in South Africa, Spain, Italy, Poland and the United Kingdom. During the

third quarter of 2001, Fort Dodge advised its distributors that certain other Fort Dodge products, which compete with Bursamune®, could potentially be used in ovo in place of Bursamune®. Also, Fort Dodge has informed Embrex that it has discontinued manufacturing and does not intend to continue marketing Bursamune® after existing inventories are used and does not intend to seek further regulatory approvals. Embrex believes Fort Dodge remains obligated under its agreements with Embrex. After discussions with Fort Dodge to reach resolution on this matter were unsuccessful, the Company filed a complaint in April 2002 in Wake County Superior Court, North Carolina alleging breach of contractual obligations to develop, register and market Bursamune® in the territories of Europe, the Middle East and Africa. In May 2002, the case was moved to the United States District Court for the Eastern District of North Carolina. In July 2002, Wyeth asserted a counterclaim against Embrex alleging breach of contract and related claims, which Embrex intends to vigorously defend. Embrex does not expect to generate revenues from either the sales of VNF® to Fort Dodge or the royalties generated from Fort Dodge’s Bursamune® sales.

In November of 2002, the Company announced that it intends to construct a biological manufacturing facility located near Laurinburg, North Carolina. The facility will be designed to manufacture the Company’s Inovocox™ in ovo coccidiosis vaccine upon approval from the U.S. Department of Agriculture. Design and construction of Embrex’s biological manufacturing facility is being managed by Lockwood Greene, a firm with extensive experience in the design and construction of pharmaceutical manufacturing facilities. The main manufacturing facility will house vaccine purification, sterile filling, shipping and receiving, as well as quality control laboratories. The site will also include two poultry brooder houses and a building for the initial steps of the production process. Certain aspects of the novel manufacturing process are unique and proprietary to Embrex. Completion of the construction of the project is expected to take approximately one year. A specific date for groundbreaking has not yet been set. Embrex’s final decision to locate and build this facility is contingent upon reaching agreements on terms of the project.

Coccidiosis is a poultry parasitic disease and one of the most commonly reported diseases of chickens worldwide. Coccidiosis affects the bird’s digestive system. While seldom fatal, it causes weight depression, lower feed conversion ratios, intestinal lesions and diarrhea. Embrex’s Inovocox™ coccidiosis vaccine, currently under review by the USDA, is a novel in ovo biological control method for coccidiosis. Large-scale field trial results have demonstrated safety and efficacy.

For the rest of 2002, the goals of management are to maintain revenue growth and profitability, to continue efforts to achieve worldwide placements of the Inovoject® system and other related devices, to obtain regulatory approvals and initiate marketing of Bursaplex® in these markets, to continue development of proprietary in ovo vaccines and devices and to develop enhancements to the Inovoject® system. Growth in Inovoject® systems and product revenues during 2002 will be dependent on the rate at which markets outside the United States and Canada accept the Inovoject® system technology, possible competition inside and outside of the United States, the timing of regulatory approvals for Bursaplex® and third-party vaccines for in ovo use outside the United States and Canada, start-up costs in new markets, possible variability in United States bird production as a result of grain price fluctuations, and variability in demand for, and pricing of meat in general and poultry and poultry products in particular both inside and outside the United States and economic political volatility in certain key poultry producing countries worldwide.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At September 30, 2002, the Company’s cash and cash equivalents amounted to $7.5 million, up $3.6 million from $3.9 million on hand at year-end 2001.

Operating activities generated $7.7 million in cash during the first nine months of 2002. Cash was provided by net income of $5.8 million, depreciation of $3.5 million, and a decrease in accounts receivable, inventories and other current assets of $0.5 million, which was offset by reductions in accounts payable and accrued expenses of $2.1 million.

During the first nine months of 2002, investing activities used $4.3 million of cash, primarily from $4.0 million in additional Inovoject® systems and other capital expenditures and $0.3 million primarily for the financing of Advanced Automation, Inc. for work on the gender sort device under a credit agreement signed during the third quarter of 2001.

Financing activities provided $0.9 million, due to the issuance of $1.6 million of common stock through stock option exercises and partially offset by $0.6 million of common stock repurchases.

As of September 30, 2002, the Company had outstanding purchase commitments of approximately $2.5 million related to the gender sort project, the in ovo Coccidiosis vaccine project, the production of the Company’s Bursaplex® product, VNF® for the manufacture of Bursaplex® and materials and supplies for the construction and maintenance of its Inovoject® systems.

The Company has a $6.0 million secured revolving line of credit with its bank, Branch Banking and Trust Company, which may be used for working capital purposes. The term of this line of credit expires in April 2003. At September 30, 2002 there were no outstanding borrowings under this line of credit facility.

In August 2002, the Company announced that the Board of Directors authorized a share repurchase program (the “2002 Repurchase Program”) to purchase up to 6% of outstanding shares of Common Stock, or up to approximately 500,000 shares over 17 months, in open market or privately negotiated transactions. During the third quarter of 2002, the Company purchased 54,500 shares of its Common Stock for $0.6 million at an average price of $11.81 per share.

In October 1998, the Company announced that the Board of Directors authorized a share repurchase program (the “1998 Repurchase Program”) to purchase up to 10% of outstanding shares of Common Stock, or up to approximately 830,000 shares over 18 months, in open market or privately negotiated transactions. During the third quarter of 2000, Management was authorized by the Board of Directors to extend the stock repurchase program (the “2000 Repurchase Program”). This extension allowed for the purchase of up to 6% of outstanding shares, or up to approximately 500,000 shares over 18 months in open market or privately negotiated transactions. During 2001, the Company repurchased 201,216 shares of its Common Stock for $3.2 million at an average price of $16.00 per share under the 2000 Repurchase Program, which ended during the fourth quarter of 2001. During the entire term of the 1998 Repurchase Program, the Company repurchased 830,000 shares of its Common Stock for $9.0 million at an average price of $10.80 per share. During the entire term of the 2000 Repurchase Program, the Company repurchased 345,216 shares of its Common Stock for $5.2 million at an average price of $15.08 per share.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential loss arising from adverse changes in market rates and prices. The Company’s primary market risk exposure is attributable to changes in foreign currency exchange rates. Approximately 30% of revenues for the first nine months of 2002 and 31% of revenues for the year ended December 31, 2001 were derived from operations outside the United States. The Company’s interim consolidated financial statements are denominated in U.S. Dollars and, accordingly, changes in exchange rates between foreign currencies and the U.S. Dollar will affect the translation of subsidiaries’ financial results into U.S. Dollars for purposes of reporting consolidated financial results. During 2002, selected Latin American currencies weakened against the U.S. Dollar compared to the same period during 2001. If average exchange rates during the first nine months of 2002 had remained the same as the average exchange rates for these currencies during the same period of 2001, then the Company’s 2002 revenues would have been $34.2 million instead of $33.9 million representing a year-to-year growth rate of 4% as compared to the actual exchange-adjusted growth rate of 3%.

Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders’ equity were ($1.6 million) at September 30, 2002 as compared with ($0.8 million) at December 31, 2001. This $0.8 million change was mainly attributable to the devaluation of the Argentine Peso at the beginning of 2002. However, aside from this initial adjustment due to the currency devaluation in Argentina, Embrex’s most significant foreign currency exchange rate exposure is in the British Pound. To date, the Company has not utilized any derivatives or other hedging instruments to affect this exposure.

Item 4.     Controls and Procedures

Based on the Company’s most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Vice President, Finance and Administration believe the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. Other than arising from the review described below, there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company continues to review and evaluate its internal controls, including in its international offices as part of a review process established in late 2001. In certain of the Company’s smaller offices, it is impracticable to maintain a number of personnel to establish separation of responsibilities for review and approval of transactions or other accounting or control functions. In order to address this, the Company has established greater supervision of these functions by personnel in the corporate office and intends to utilize an internal audit program with respect to these offices. The Company may take further actions as it may deem desirable based on its continuing reviews and evaluations.

PART	II. OTHER INFORMATION

Item 1.     Legal Proceedings

The Company filed a complaint against Wyeth, formerly American Home Products and its affiliate Fort Dodge Australia Pty, Ltd., in April 2002 in Wake County Superior Court, North Carolina alleging breach of Wyeth’s contractual obligations to develop, register and market Bursamune® in Europe, the Middle East and Africa. In May 2002, the case was moved to the United States District Court for the Eastern District of North Carolina. In July 2002, Wyeth asserted a counterclaim against Embrex alleging breach of contract and related claims. Embrex has denied Wyeth’s allegations and intends to vigorously defend the counter claim.

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

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

99 Risk Factors relating to the Company

(b) Reports	on Form 8-K

The Company furnished a report under Item 9 of Form 8-K on August 12, 2002 with the written statements of the Company’s chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Information furnished in such Form 8-K is not deemed filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 2002

EMBREX, INC.

By:	/s/ Randall L. Marcuson
Randall L. Marcuson President and Chief Executive Officer

By:	/s/ Don T. Seaquist
Don T. Seaquist Vice President, Finance and Administration

CERTIFICATIONS

I, Randall L. Marcuson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Embrex, Inc.;

2.
        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/ Randall L. Marcuson
Randall L. Marcuson President and Chief Executive Officer

I, Don T. Seaquist, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Embrex, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/ Don T. Seaquist
Don T. Seaquist Vice President, Finance and Administration