Form 10-K
period 2002-12-31
EMBREX INC/NC/
filed 2003-03-28
CIK 878725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
Commission file number 000-19495

Embrex, Inc.
 (Exact name of registrant as specified in its charter)

North Carolina	56-1469825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1040 Swabia Court, Durham, North Carolina	27703
(Address of principal executive offices)	(Zip Code)

(919) 941-5185
(Registrant’s telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	☒	No	☐

As of June 28, 2002, the aggregate market value of the voting and non-voting common stock held by non-affiliates was $170.7 million, based on 8,161,004 of outstanding common shares and a price per common share of $20.92 at the close of business on that date.

As of February 28, 2003, there were 8,171,993 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated

Proxy Statement with respect to the Annual Meeting of Shareholders to be held on May 15, 2003, to be filed with the Securities and Exchange Commission	Part III

PART I

ITEM 1.  BUSINESS

GENERAL

Embrex, Inc. (“Embrex” or the “Company”) is an international agricultural biotechnology company engaged in the development of innovative in ovo (“in the egg”) solutions that meet the needs of the global poultry industry. Embrex is focused on developing patented biological and mechanical products that improve bird health, help reduce production costs and provide other economic benefits to the poultry industry. The Company was incorporated in 1985 in North Carolina and is headquartered in Research Triangle Park, North Carolina area.

Embrex has developed and commercialized the Inovoject® system, a proprietary, automated in-the-egg injection system which can inoculate 20,000 to 50,000 eggs per hour and eliminates the need for manual, post-hatch injection of certain vaccines.  The Inovoject® system is designed to inject vaccines and other compounds into targeted compartments within the egg.  Embrex markets the Inovoject® system to commercial poultry producers, charging a fee for each egg injected. The Company has also introduced the Vaccine Saver® option and Egg Remover™ module to provide additional automation benefits to the poultry hatchery. The Vaccine Saver® option for the Inovoject® system identifies infertile and early-dead eggs and selectively prevents vaccination to these eggs. The Egg RemoverTM module works in conjunction with the Inovoject® system to remove infertile and early-dead eggs from incubator trays prior to inoculation through the Inovoject® system.

In addition to the Inovoject® system and related devices, Embrex has developed and is marketing a virus-antibody complex vaccine technology, VNF®, useful in the development of certain avian vaccines.  The Company also has developed and is marketing Bursaplex®, a VNF®-based vaccine for protection against avian infectious bursal disease (“IBD”).  Embrex also is developing various other proprietary mechanical and biological products to improve bird health, reduce bird production costs and provide other economic benefits to the poultry industry.  These products are in various stages of development, and some are being developed in collaboration with major animal health companies, the United States Department of Agriculture (the “USDA”), major poultry producers and several leading universities in the field of avian science. These products are being designed to be delivered through the Inovoject® system, and some may also be administered prior to incubation as well as after hatching.

EXISTING PRODUCTS

Inovoject® Egg Injection System

Embrex has developed and commercialized a proprietary, automated in-the-egg injection system, which can inoculate 20,000 to 50,000 eggs per hour and eliminates the need for manual, post-hatch injection of certain vaccines.  This proprietary system, called the Inovoject® system, is designed to inject vaccines and other compounds in precisely calibrated volumes into targeted compartments within the egg.  Embrex markets the Inovoject® system to commercial poultry producers, charging a fee for each egg injected.

In 2002, the Company converted a number of hatcheries to the Inovoject® system and continued operating Inovoject® systems in hatcheries converted prior to 2002.  The Company estimates that its Inovoject® system inoculates in excess of 80% of all eggs produced for the United States and Canada broiler poultry markets and, therefore, expects diminished growth in the number of system installations and only minor Inovoject® system revenue growth in this market.  Therefore, the Company must expand its Inovoject® system, along with Vaccine Saver® and Egg Remover™, installations and vaccine product sales in worldwide markets in order to realize sustainable overall revenue growth.  The Company estimates that approximately 70% or more of the world broiler production occurs outside the United States and Canada.  Accordingly, the Company is continuing its strategy to further market its Inovoject® system and other products outside North America.

During 2002, the Company placed a number of Inovoject® systems for trial and on contract at locations outside the United States and Canada.  The Company’s initial expansion outside the United States and Canada was focused on Europe, the Middle East, and Africa.  In 1997, the Company began expansion efforts in Asia and, in 1998, in Latin

America.  Currently, the Company has Inovoject® systems either operating on contract or on trial in 32countries.  Overall, the placement of Inovoject® systems outside the United States and Canada is dependent on market acceptance of various in ovo (“in the egg”) vaccines and obtaining regulatory approval of these vaccines in numerous countries.

Embrex has developed and introduced the Vaccine Saver® option for the Inovoject® system, which identifies infertile and early-dead eggs and selectively prevents vaccination to these eggs.  It is designed for use in select markets where vaccine prices are high.  The Vaccine Saver® option was introduced in Europe in 1999.  Embrex has also developed a related system, the Egg Remover TM that works in conjunction with the Inovoject® system to remove infertile and early-dead eggs from incubator trays.  This product has been placed in ongoing hatchery field trials and several commercial installations, primarily in North America and Europe.

Certain poultry diseases are more prevalent in some geographic regions than in others.  For example, Marek’s disease, for which the Inovoject® system primarily is used in the United States, is not as widespread in Europe as in North America.  Infectious Bursal Disease (also known as Gumboro disease) is prevalent in Northern Europe, the Middle East, Asia, parts of Latin America and, to a lesser extent, in the United States.  The Company expects that the primary usage of its Inovoject® systems will vary by geographic region according to the prevailing diseases as well as regulatory approval and market acceptance of vaccines for in ovo delivery.  There are a number of poultry vaccines marketed by various animal health companies in the United States and other markets, which can be used with the Inovoject® system or after hatch. The relative demand and cost for these vaccines and customer willingness to use in ovo delivery or substitute in ovo vaccines for after hatch vaccines will influence Inovoject® system, Vaccine Saver® and Egg Remover TM usage.

VNF® (Viral Neutralizing Factor)

Embrex has developed, patented and commercialized a virus-antibody complex vaccine technology, VNF®, which permits single-dose immunization of the avian embryo effective for the life of the bird.  By using the VNF® technology to form a virus-antibody complex, immunization is provided in a single step, reducing or eliminating many of the multiple vaccinations carried out in the industry.  The presence of the VNF® antibody delays the onset of virus replication allowing the safe in ovo administration of moderately attenuated vaccine viruses.  By using VNF® in this manner, certain virulent vaccine viruses can be made into a safe and effective vaccine, which can be used in ovo or after hatch.

The VNF® technology is the subject of five issued U.S. patents and several foreign patents and foreign patent applications.  The U.S. patents are owned by the University of Arkansas and exclusively licensed to Embrex for avian use on a royalty basis for the life of the patents.  The last of these U.S. patents will expire during 2012. VNF® is a component in the Company’s Infectious Bursal Disease vaccine, Bursaplex®, described below.  Embrex has also applied VNF® technology to other avian disease vaccines, including Newcastle disease, which is currently under registration review by the USDA. There is no assurance that the Company’s research will result in product opportunities.

Infectious Bursal Disease (IBD) Vaccines

VNF® technology has been used in a vaccine against avian IBD, which weakens a bird’s immune system.  Birds infected by IBD typically exhibit poor growth or can succumb to other diseases because of a compromised immune system.  This disease is currently widespread in Northern Europe, the Middle East, Asia, parts of Latin America and, to a lesser extent, in the United States.  To date, IBD has been treated post-hatch via manually delivered vaccines or in drinking water.  Existing vaccines are associated with certain limitations, and some IBD vaccines cannot be used safely or effectively in ovo.  The Company estimates the worldwide market for IBD vaccines is approximately $60 million annually.

Embrex currently is seeking regulatory approval in selected Latin American, Middle Eastern and Asian markets for in ovo and post-hatch use of Bursaplex®.  Regulatory approval and market acceptance of various in ovo vaccines can facilitate the placement of Inovoject® systems in certain markets. To date, regulatory approval for Bursaplex® has been received in 24 countries besides the United States, and regulatory approval is temporary or pending in seven countries. Currently, Bursaplex® is being marketed in most of these countries where regulatory approval has been obtained.

The Company’s VNF® technology has been used in an IBD vaccine produced by Fort Dodge Animal Health, a division of Wyeth, formerly American Home Products, which was to be marketed by Fort Dodge in certain European countries under Fort Dodge’s trade name Bursamune®.  During the second quarter of 2001, Fort Dodge advised its distributors that certain other Fort Dodge products, which compete with Bursamune®, could potentially be used in ovo in place of Bursamune®.  Also, Fort Dodge has informed Embrex that it has discontinued manufacturing and does not intend to market or seek further regulatory approvals for Bursamune®.  Embrex believes Fort Dodge remains obligated under its agreements with Embrex.  After discussions with Fort Dodge to reach resolution on this matter were unsuccessful, the Company filed a complaint in April 2002 in Wake County Superior Court, North Carolina against Fort Dodge Australia, Pty. Ltd. and Wyeth, alleging breach of contractual obligations to develop, register and market Bursamune® in the territories of Europe, the Middle East and Africa; unfair and deceptive trade practices; and related claims.  In May 2002, the case was moved to the United States District Court for the Eastern District of North Carolina.  In July 2002, Wyeth asserted a counterclaim against Embrex alleging breach of contract and related claims, which Embrex intends to vigorously defend.  Embrex does not expect to generate further revenues from either the sales of VNF® to Fort Dodge or the royalties generated from Fort Dodge’s Bursamune® sales.  January of 2003 Embrex amended its complaint to add seven entities that are subsidiaries of or otherwise affiliated with Wyeth as additional defendants.  In responding to the amended complaint, the original defendants withdrew five of seven counterclaims.

PRODUCTS UNDER DEVELOPMENT

Embrex is developing individually, and in collaboration with others, additional products and devices which address poultry health and performance needs in ovo. These additional products are in various stages of development.  There can be no assurance that Embrex will successfully develop or market any of these products.  Also, there is no assurance regulatory approval will be obtained.  Marketing products developed jointly with others may require royalty or other payments by Embrex to its co-developers.

In Ovo Products for Control of Coccidiosis and Newcastle Disease

The Company is developing a novel in ovo biological control method for coccidiosis.  Coccidiosis is caused by a protozoan parasite, which attacks the gut of the chicken, causing significant problems with the intake and digestion of feed and, therefore, the physical and economic performance of the bird.  Currently, virtually all broiler chickens, and most poultry in general, receive anti-coccidiosis compounds called coccidiostats incorporated into poultry feed.  Over the years, coccidia have developed levels of resistance to these coccidiostats and thus effectiveness has been somewhat reduced.  Additionally, environmental and food safety groups, especially in Europe, are lobbying to have coccidiostats removed from the market. While Embrex believes that these factors will lead to a change in the market where coccidiosis vaccines are favored over coccidiostats, this cannot be guaranteed. Currently, a limited number of live vaccines have been developed and are administered orally soon after hatch.  However, due to difficulties in providing a precise oral dose to each bird, growth depression and non-uniformity can occur in broiler flocks.  Therefore, such live vaccines are used primarily in parent stock.  Using its Inovoject® system technology and its knowledge of avian embryology, the Company is developing a novel, efficacious and cost-effective means of preventing coccidiosis in broiler chickens.  This program is aimed at overcoming many of the problems associated with current practices.  The Company estimates that the worldwide market for products that control coccidiosis is approximately $350 million per year.

In 1997, the Company established the feasibility of an in ovo biological control method for coccidiosis.  In late 1997 the Company began working with Pfizer Inc. and in 1999 the two companies entered into a collaborative research and development program to research and develop a live coccidiosis vaccine for in ovo delivery to poultry.  During 2000 and 2001, Embrex conducted large-scale field trials, coordinated with two major U.S. poultry producers that demonstrated that Inovocox™, Embrex’s in ovo coccidiosis vaccine under development, is safe and efficacious, with performance equivalent to the commonly used coccidiostats.  Although these field trials have been positive, there is no assurance that ongoing research and development will result in a marketable product.  In June of 2001, the Company announced that it had acquired an exclusive worldwide license from Pfizer Inc. to all pending patents relating to in ovo poultry coccidiosis vaccines.  Under the license agreement, Pfizer will receive milestone payments from Embrex and a royalty on future sales of the vaccine. Two patents covering the process of vaccination in ovo, against coccidiosis, issued in the United States in December 2002.  Collectively these patent rights, held by Pfizer and licensed exclusively to Embrex, cover the use of various life stages of the parasite for immunization in ovo.  In January 2003, Embrex broke ground on construction of a biological manufacturing facility located near Laurinburg, North Carolina for the purpose of manufacturing Inovocox™ - the Company’s proprietary in ovo coccidiosis vaccine.  Continued development of this project will involve further clinical and field trials. There can be no assurances that any of these development efforts will be successful.  Embrex has initiated the USDA regulatory approval process with respect to these development efforts, and does not expect any coccidiosis product developed by the Company to reach the market until USDA approval is obtained. Although this product has been submitted for registration there is no assurance that USDA approval will be obtained.

The registration application for Newplex™, Embrex’s Newcastle disease in ovo vaccine which like Bursaplex® is based on VNF® technology, was submitted to the USDA during July 2001.  Following an initial positive response, the USDA allowed the manufacture of pre-licensing serials (vaccine lots), which were used in field trials required for product registration.  Reports on the field trials and label texts were supplied to the USDA in September and November of 2002. Although this product has been submitted for registration there is no assurance that the USDA approval will be obtained.

Gender Sorting Device

During 2002, Embrex continued its efforts to automate avian gender sorting.  The Company believes that the economical and efficient in ovo determination of a bird’s gender before it hatches will lead to an increase in the practice of raising birds separately by gender.  In a number of independent studies, gender-separate rearing has been shown to increase the efficiency of feed utilization, improve processing plant operations and ultimately provide consumers with more uniform and economic poultry. In 1999, Embrex received a Phase I Small Business Innovation Research (SBIR) grant to support the development of an automated device to sort poultry eggs by gender and, in 2000, Embrex was awarded a $270,000 follow-on Phase II SBIR grant to support development of an automated device for sorting poultry eggs by gender.  The USDA’s Cooperative State Research, Education and Extension Service (CSREES) supported the grants.

Embrex has made substantial progress in developing a gender sorting prototype and in laboratory scale trials has determined gender in a series of eggs with 100% accuracy.  In April 2001, Embrex entered into a Credit Agreement with Advanced Automation, Inc. under which Embrex agreed to loan Advanced Automation up to $3.4 million in connection with development and construction of a gender sorting automation module for the Inovoject® system. In July 2001, Embrex entered into a Research, Development and Marketing Agreement with LifeSensors, Inc. under which Embrex and LifeSensors are collaborating in the development and production of a gender sorting biosensor module for the Inovoject® system. The Company also entered into a Beta License and Non-Disclosure Agreement with Luminex Corporation for evaluation of an alternative assay for gender sorting in August 2002.

In July 2001, Embrex entered into an agreement with Cobb-Vantress, a world leader in broiler breeding, under which Cobb-Vantress agreed to provide funds for Embrex’s ongoing development of patented technology and a device to determine the gender of poultry in ovo.  Embrex subsequently received initial funding from Cobb-Vantress.  Upon the achievement of certain milestones in the development and commercialization of Embrex’s gender sort device technology, to the mutual satisfaction of the parties, Embrex anticipates receiving additional non-refundable payments from Cobb-Vantress. In return, Cobb-Vantress will receive favorable commercial terms upon adopting the gender sort device, if and when the device is ultimately commercialized.  Embrex estimates that the worldwide market potential for the new gender sorting technology is in excess of $300 million annually.

In June 2002, the gender sort prototype was placed in a commercial hatchery for further field development. Although the Company believes that this prototype placement and the Cobb-Vantress arrangement are positive steps forward, no assurances can be made that Embrex’s development work will lead to a commercial device.

Other Products Under Development

In June 2000, Embrex announced that it had embarked on a research collaboration with Origen Therapeutics, Inc., a privately held biotechnology company based in Burlingame, California, aimed at combining Origen’s avian embryonic stem (ES) cell technology with Embrex’s in ovo technology.  The goal of the collaboration is to develop methods that enhance poultry production economics through intervention early in embryonic development. In July of 2001, Embrex along with Origen Therapeutics, Inc. was awarded an Advanced Technology Program (ATP) grant totaling $4.7 million from the National Institute of Science and Technology (NIST), a division of the U.S. Department of Commerce.  The four-year grant will help fund a project, with a proposed budget of $9.7 million, for development of technology aimed at the large-scale production of poultry utilizing avian embryonic stem (ES) cells and in ovo technology.  Although the Company believes that this arrangement and this grant are positive steps forward, no assurances can be made that Embrex’s development work will lead to a commercial technology.

Embrex routinely enters into collaborative agreements with various animal health companies, pharmaceutical companies as well as research and academic institutions to evaluate the utility of certain of their compounds, technologies and devices when delivered or applied in ovo.  Depending upon the outcome of these evaluations, Embrex may or may not proceed with these collaborations for further development.  There is no assurance that these efforts will yield products or further collaborations.

PATENTS AND PROPRIETARY RIGHTS

Embrex controls (either through direct ownership or exclusive license) 41 issued U.S. patents, 20 pending U.S. patent applications, 126 issued foreign patents and 155 pending foreign patent applications. In addition, Embrex has executed confidentiality agreements with its collaborators, subcontractors, employees and directors.

The Inovoject® system utilizes a process of injecting viral, bacterial or fungal vaccines into avian eggs that was patented in the United States by the USDA in 1984 (the “Sharma Patent”).  Embrex held the exclusive license to this patent through its expiration in June 2002 and Embrex has supplemented this patent with seven additional issued U.S. patents (and numerous foreign patents and patent applications) covering specific design features of the Inovoject® system. See Item 3, “Legal Proceedings”, below.

Embrex also owns or licenses method-of-use patents for the in ovo administration of VNF® vaccines and other compounds to elicit various beneficial responses in poultry.  Two U.S. patents issued in 1995 for methods of treating IBD virus infections using VNF® vaccines, including in ovo administration, are owned by the University of Arkansas and licensed exclusively to Embrex.  A U.S. patent claiming the use of VNF® viral vaccines in all non-primate animals was issued in February 1999.  A U.S. patent claiming the use of VNF® bacterial vaccines issued in 2002. These patents and additional patent applications encompass the use of VNF® vaccine compounds regardless of the source of the VNF®.  These VNF® patents additionally include composition-of-matter claims to VNF® vaccines against IBD virus disease and composition-of-matter claims to VNF® vaccines for combating viral diseases in non-primate animals.  These patent claims cover the vaccine preparation, regardless of the manner in which the preparation is used.

The Company filed three new U.S. patent applications in 1998, 10 new U.S. patent applications in 1999, six new U.S. patent applications in 2000, six new U.S. patent applications in 2001 and 12 new U.S. patent applications in 2002. During 2002, Embrex also filed nine new foreign patent applications.  Each application covered various aspects of in ovo technology.

Embrex continues its efforts to patent methods of delivering compounds in ovo, including early intervention methods and devices.  During the years 1998 through 2002, 24 U.S. patents were issued or allowed, further expanding Embrex’s proprietary position with respect to in ovo technology.

Additionally, Embrex has federally registered the trademarks Embrex®, Inovoject®, VNF®, Bursaplex® and Vaccine Saver® in the United States, and has applied for federal and foreign registration of other various trademarks including Egg Remover™, Newplex™, Inovocox™ and The In Ovo CompanySM.

COMPETITION

The competition for the Inovoject® system is presently the manual, post-hatch administration of biological products.  Since most of Embrex’s products and potential products are being designed to be administered through the Inovoject® system, the Inovoject® system must continue to be accepted within the poultry industry and operated as intended under long-term commercial conditions for these potential products to be marketed successfully.

The Company’s exclusive license to the U.S. patent for injecting vaccines into an avian embryo, the Sharma Patent, expired in June 2002.  Embrex has supplemented this patent with seven additional U.S. patents covering specific design features of the Inovoject® system.In addition, Embrex relies on numerous foreign patents to protect its intellectual properties and to afford a competitive advantage.  See “Patents and Proprietary Rights” above.  There can be no assurance, however, that a competitive delivery method, either within or outside the United States, will not gain commercial acceptance, particularly now that the Sharma Patent has expired.  Embrex continues to monitor for the presence of any competitive in ovo administration systems worldwide.  See Item 3, “Legal Proceedings,” below.

Competitive success for Embrex will be based primarily on the current comprehensive customer service and commercial acceptance of third-party and in-house in ovo products, achieving and retaining scientific expertise and technological superiority, identifying and pursuing scientifically feasible and commercially viable opportunities, obtaining proprietary protection for its research achievements, obtaining adequate funding and timely regulatory approvals, and attracting corporate sponsors or partners in developing, testing, producing, and marketing products, none of which can be assured.  In addition, a primary competitive factor affecting Embrex is its ability to conduct research and development.  Embrex’s ability to successfully compete also is dependent on its ability to attract and retain key personnel.  Maintaining financial and human resources, therefore, are important factors for success.

PRODUCTION, MARKETING AND DISTRIBUTION

Production

Embrex currently subcontracts the production of all of its mechanical and biological products and expects to continue to do so for the foreseeable future.  The Company believes that alternative sources of manufacture and supply generally exist.

In March 2003, the Company announced that it had broken ground on construction of an $11.0 million biological manufacturing facility located near Laurinburg, North Carolina.  The facility will be designed to manufacture the Company’s Inovocox™ in ovo coccidiosis vaccine upon approval from the USDA.  Design and construction of Embrex’s biological manufacturing facility is being managed by Lockwood Greene, a firm with extensive experience in the design and construction of pharmaceutical manufacturing facilities.  The main manufacturing facility will house vaccine purification, sterile filling, shipping and receiving, as well as quality control laboratories. The site will also include two poultry brooder houses and a building for the initial steps of the production process. Certain aspects of the novel manufacturing process are unique and proprietary to Embrex. Ground breaking occurred in January 2003 and completion of the construction of the project is expected to take approximately one year.

Inovoject® System, Vaccine Saver® Option and Egg RemoverTM

Embrex’s in-house engineering staff designs the Inovoject® system, Vaccine Saver® option and Egg RemoverTM, which incorporate proprietary mechanical, pneumatic and electronic sub-systems and concepts.  The Company uses one contract manufacturer to fabricate its Inovoject® systems and Egg RemoversTM.  While other machine fabricators exist and have constructed limited numbers of Inovoject® systems, a change in fabricators could cause a delay in manufacturing and a possible delay in the timing of future Inovoject® system and Egg RemoverTM installations and revenues from those installations.  The Vaccine Saver® option is assembled in our manufacturing area at the Company’s corporate headquarters and the components are sourced from multiple vendors.

See “Risk Factors” filed as Exhibit 99 to this report.

VNF® (Viral Neutralizing Factor) Vaccines

In 1993, Embrex signed multi-year agreements with SPAFAS, Inc. (“SPAFAS”), a subsidiary of Charles River Laboratories, Inc., under which SPAFAS supplies the VNF® component for the bursal vaccine Bursaplex®.  In connection with this agreement, Embrex maintains appropriate inventory levels and places orders with SPAFAS to allow Embrex to satisfy anticipated customer demand for VNF®.  The regulatory approval granted by the USDA for Bursaplex® in 1997 specifically covers vaccines produced with SPAFAS-manufactured VNF®.  Additional agreements covering the Company’s needs of VNF® for use in Bursaplex® and other products, including the Company’s Newcastle disease vaccine, Newplex™, for the next four years are in negotiation and are expected to be finalized in the first half of 2003.

The Company has granted Merial Select, Inc. (“Select”) (a Merck and Aventis company) exclusive rights to manufacture, in the United States, an IBD vaccine containing Embrex’s VNF® product, known as Bursaplex®, for Embrex to market in North America, Latin America and Asia.  Embrex has also granted Fort Dodge (a division of Wyeth) non-exclusive rights to manufacture IBD vaccines containing the Company’s VNF® product, known as Bursamune®, to be marketed in Europe, the Middle East and Africa.  However, these rights are not being exercised pending resolution of the Fort Dodge legal matters described above.  Abic Ltd. has been granted similar rights to manufacture and market an IBD vaccine, known as GuMBryo™, in Israel.  The manufacture of the IBD vaccines produced by Select and Abic, and the Company’s VNF® product, generally must be performed in licensed facilities or under approved regulatory methods.  Although there are other manufacturers who are capable of manufacturing IBD products and producing products such as VNF®, a change of supplier for the Company could adversely affect Embrex’s future operating results due to the time it would take a new supplier to obtain regulatory approval of its production process or manufacturing facilities.  The Company seeks to minimize this exposure through multi-year supply agreements and the maintenance of adequate inventories.

Marketing and Distribution

Because of the geographical and industrial concentration of the poultry industry in the United States and other global markets, Embrex markets its products and provides ongoing service directly to the industry.  Embrex’s marketing is focused principally on the broiler chicken segment of the poultry industry, but the Company also has adapted its products for use by, and initiated trials and entered into commercial contracts with, broiler breeder companies and a limited number of layer and turkey producers.

In order to encourage proper use of the Inovoject® system technology within an appropriate production environment, Embrex leases and licenses Inovoject® systems to hatcheries.  The lease agreements cover the use of the mechanical equipment and ongoing field service, maintenance and technical support provided by Embrex.  The agreements also include a license with royalty fees for use of Embrex’s proprietary injection process. Also, in a very limited number of markets, under specific circumstances Embrex may sell the Inovoject® system to a third party distributor or a human flu vaccine manufacturer.  Products, which are delivered in ovo, are sold separately by Embrex and also by others which may generate some royalty revenue for the Company during 2003. However due to the expiration of the Sharma Patent these separate in ovo products will no longer generate royalty revenue after 2003.

The Company has initiated arrangements for international distribution of Bursaplex®, subject in each case to the availability of required regulatory approvals.  The Company has agreements with other parties to distribute Bursaplex® in Colombia, Dominican Republic, Egypt, Japan, Lebanon, Malaysia, Peru, Pakistan, Poland, South Africa, South Korea, Syria, Taiwan, Venezuela and Vietnam.  Of these countries, all but Egypt and South Africa have granted regulatory approval for Bursaplex®. An agreement in Israel also entitles a distributor, Abic Ltd., to manufacture and market a VNF®-based IBD vaccine mentioned above.  Subject to these agreements, the Company also will conduct international marketing directly. To date, regulatory approval for Bursaplex® has been granted in 24 countries besides the United States, and regulatory approval is temporary or pending in seven countries. Embrex has also added staff for selected Asian and Latin American markets and installed Inovoject® systems on a commercial or trial basis in certain Asian markets.  In 1998, Embrex established Embrex BioTech Trade (Shanghai) Co., Ltd. in China, which will focus on marketing and distribution of Embrex products in China.  Also in 1998, Embrex established Embrex Inc. Sucursal Argentina, a branch office in Argentina, responsible for commercial development and customer service and support.  Initially, this office only served Argentina but now extends to other regional markets such as Bolivia, Chile, Paraguay or Uruguay.  In 1999, Embrex established a subsidiary in Brazil, Inovoject do Brasil Ltda.  In January 2001, Embrex established subsidiaries in France and Spain to market and service Inovoject® systems in those countries.

In Japan, Embrex has a distribution agreement with Ishii Company, Ltd. (“Ishii”), a subsidiary of I.P. Tsusho Co., Ltd., a leading chick producer and the dominant supplier of hatchery equipment in Japan. The Japanese Ministry of Agriculture, Fisheries and Forestry granted veterinary medical device regulatory approval for the Inovoject® system in 1999.  Ishii is marketing the Inovoject® egg injection system to poultry producers throughout Japan.  In December 2000, Boehringer Ingelheim Shionogi Vetmedica, formerly Shionogi & Co., LTD, Embrex’s exclusive distributor in Japan for Bursa-BDA [NP], the Japanese product name for Bursaplex®, successfully gained the necessary regulatory registration of the product for the Japanese market.  In December 2002, Embrex signed a distribution agreement with Kaketsuken for the development, registration and marketing of Newplex™ in Japan.

The Company’s revenues attributable to international operations in 2002, 2001, and 2000 were 31%, 31% and 29% of the Company’s consolidated revenues, respectively.  The Company’s identifiable assets attributable to international operations in 2002, 2001 and 2000 were 25%, 32%, and 36% of the Company’s consolidated assets, respectively.

The Company’s gross profit attributable to international operations in 2002, 2001 and 2000 were 21%, 19% and 16% of the Company’s consolidated gross profit respectively.  See “Notes to Consolidated Financial Statements.”

RESEARCH AND DEVELOPMENT EXPENDITURES

Research and development expense was $6.7 million in 2000, $8.1 million in 2001 and $10.2 million in 2002.  The increase in research and development expense from 2000 to 2002 largely reflects additional research activities in several areas including: increased outside contract research, analytical lab supply consumption, additional Inovoject® system, Vaccine Saver® and Egg Remover™ design and development and global technical support activity. Research and development is principally Company sponsored and funded primarily from internal sources and supplemented by grant and other sources of funds as appropriate.

GOVERNMENTAL REGULATION

Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of Embrex’s products and in its on-going research and development activities.  Although the use of the Inovoject® system is not subject to regulatory approval in the United States, animal health products being developed by Embrex and other companies must receive approval for marketing from either the USDA or the Food and Drug Administration (the “FDA”) and from similar regulatory agencies in foreign countries where the Company has begun or contemplates doing business.  These countries also may require approval of the Inovoject® system.  Regulatory agencies require that products be tested and demonstrate appropriate levels of safety and efficacy.  Generally, with respect to animal health products in the United States, the USDA has regulatory authority over products which are biological in origin or which stimulate or affect an animal’s immune system and the FDA has authority over all other animal health products.  The time and cost of USDA approvals are generally less than those for FDA approvals.  FDA approval generally requires more extensive animal and toxicology testing than USDA approvals and may take five or more years to obtain, whereas USDA approvals generally take one to three years to obtain.

Management believes that compliance with environmental regulations currently has no material adverse effect on the Company’s capital expenditures, earnings or competitive position.

EMPLOYEES

At December 31, 2002, Embrex employed 241 persons, 239 of whom were full-time employees, an increase of 19 persons from the 220 full-time employees at December 31, 2001.

SIGNIFICANT CUSTOMERS

Tyson Foods, Inc. (“Tyson”) accounted for approximately 19% of Embrex’s consolidated 2002 revenues.  Based on millions of pounds of ready-to-cook poultry meat produced in 2002, Tyson accounted for approximately 22% of the broilers grown in the United States.  During 1997, Tyson extended its contract with Embrex through 2004.  There are no customers besides Tyson that represent 10% or greater of total revenues.  However, Embrex’s three largest customers, including Tyson, accounted for approximately 30% of consolidated 2002 revenues, down from 32% in 2001.  The decrease in 2002 is largely the result of the expansion of the Company’s customer base.

See “Risk Factors” filed as Exhibit 99 to this report.

AVAILABLE INFORMATION

Embrex maintains an Internet site, http://www.embrex.com, that contains additional information concerning the Company.  Embrex makes available free of charge through its Internet site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after Embrex electronically files such material with, or furnishes it to, the Securities and Exchange Commission (SEC).  Information on the Company’s Internet site is not part of or incorporated into this report on Form 10-K.

ITEM 2.  PROPERTIES

Embrex leases its corporate headquarters and research and development facilities, which occupy approximately 48,000 square feet and are located adjacent to Research Triangle Park, North Carolina.  About one-third of the space is devoted to research and development.  The lease has an initial six-year term expiring 2005 with annual rent increases of approximately 3% and an additional six-year optional renewal term with annual rent increases of approximately 4%.  Embrex paid an annual rent of approximately $0.5 million during 2002.  In addition to research and development activities conducted at its corporate headquarters, Embrex has a 12,800 square-foot research facility near its headquarters.  The lease is a 10-year term expiring November 14, 2007, with a five-year renewal option.  The annual rent paid in 2002 was approximately $0.2 million, with annual increases of approximately 3% through the first 10 years and approximately 4% during the five-year renewal term.

In addition to the Company’s facilities in North Carolina, Embrex has leased office and warehouse space in some of its offsite and international operations.

ITEM 3.  LEGAL PROCEEDINGS

In 1996, Embrex filed a patent infringement suit in the U.S. District Court for the Eastern District of North Carolina against Service Engineering Corporation, a Maryland corporation, and Edward G. Bounds, Jr., a Maryland resident and officer of Service Engineering Corporation.  The suit alleged that each of the defendants’ development of an in ovo injection device, designed to compete with Embrex’s patented Inovoject® system injection method, infringes at least one claim of U.S. Patent No. 4,458,630 exclusively licensed to Embrex for the in ovo injection of vaccines into an avian embryo (the “Sharma Patent”).  Further, Embrex claimed that the defendants had violated the terms of a Consent Judgment and Settlement Agreement entered into with Embrex in November 1995 in which prior litigation was concluded with Service Engineering Corporation and Edward G. Bounds, Jr. agreeing not to engage in future activities violating the Sharma Patent.  Embrex sought injunctive relief to prevent infringement of the Sharma Patent as well as monetary damages.  In November 1996, Service Engineering Corporation and Edward G. Bounds, Jr., responded to Embrex’s patent infringement suit by asserting various affirmative defenses and denying the substantive allegations in Embrex’s complaint.  This suit concluded on July 30, 1998 with a jury verdict in favor of Embrex.  The verdict fully upheld the validity of all claims of the Sharma Patent, finding that the defendants had willingly infringed all asserted claims of the patent.  The jury also found that Service Engineering Corporation and Edward G. Bounds, Jr., had breached the 1995 Consent Judgment and Settlement Agreement and that such breach was not in good faith.  The jury awarded Embrex damages of $500,000 plus litigation expenses and court costs.  The U.S. District Court for the Eastern District of North Carolina entered a Judgment in favor of Embrex on September 28, 1998, which included a monetary award of $2,612,885 and an injunction prohibiting Service Engineering Corporation and Edward G. Bounds, Jr., from practicing methods claimed in, or otherwise infringing, the Sharma Patent.  That injunction expired with the expiration of the Sharma Patent in June of 2002. Following an appeal by Service Engineering Corporation and Edward G. Bounds, Jr. to the U.S. Court of Appeals for the Federal Circuit seeking a reversal of the Judgment, in July 2000, the United States Court of Appeals for the Federal Circuit affirmed the district court’s decision to award to Embrex litigation expenses plus interest valued at approximately $1.5 million.  In addition, the appeals court upheld the finding that Service Engineering Corporation and Edward G. Bounds, Jr. had willfully infringed all asserted claims of the Sharma Patent.  However, the appeals court vacated the award of direct infringement damages finding that the district court erroneously awarded direct damages without proper evidence to support the award.  Therefore, the appeals court remanded that award ($500,000 which was trebled) to the district court for further proceedings for determination of a reasonable royalty for the infringement of the patented method by Service Engineering Corporation and Edward G. Bounds, Jr.  These proceedings were opened on August 28, 2000, but were stayed early in 2001 pending the conclusion of a bankruptcy proceeding initiated by Edward G. Bounds, Jr.

During the second quarter of 2001, Fort Dodge advised its distributors that certain other Fort Dodge products, which compete with Bursamune® in ovo IBD vaccine, could potentially be used in ovo in place of Bursamune®.  Also, Fort Dodge has informed Embrex that it has discontinued manufacturing and does not intend to market or seek further regulatory approvals for Bursamune®.  Embrex believes Fort Dodge remains obligated under its agreements with Embrex.  After discussions with Fort Dodge to reach resolution on this matter were unsuccessful, the Company filed a complaint in April 2002 in Wake County Superior Court, North Carolina against Fort Dodge Australia, Pty. Ltd. and Wyeth, alleging breach of contractual obligations to develop, register and market Bursamune® in the territories of Europe, the Middle East and Africa; unfair and deceptive trade practices; and related claims.  In May 2002, the case was moved to the United States District Court for the Eastern District of North Carolina.  In July 2002, Wyeth asserted a counterclaim against Embrex alleging breach of contract and related claims, which Embrex intends to vigorously defend.  Embrex does not expect to generate further revenues from either the sales of VNF® to Fort Dodge or the royalties generated from Fort Dodge’s Bursamune® sales.  January of 2003 Embrex amended its complaint to add seven entities that are subsidiaries of or otherwise affiliated with Wyeth as additional defendants.  In responding to the amended complaint, the original defendants withdrew five of seven counterclaims.

See “Risk Factors” filed as Exhibit 99 to this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock trades on the Nasdaq National Market under the symbol EMBX.  The quarterly trading ranges of the sales prices of the Company’s Common Stock (based on each day’s closing prices during the specified quarter) for the last two fiscal years were as shown in the table below:

	Common Stock Price Per Share

Quarter Ended	High	Low

March 31, 2001	$16.13	$11.50
June 30, 2001	$15.75	$12.06
September 30, 2001	$18.02	$14.00
December 31, 2001	$18.19	$15.11
March 31, 2002	$20.85	$16.55
June 30, 2002	$25.30	$19.05
September 30, 2002	$21.70	$10.20
December 31, 2002	$13.10	$10.63

At February 28, 2003, there were 400 holders of record of the Common Stock.  The Company has paid no dividends on any stock since inception and has no plans to pay dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF OPERATIONS BY QUARTERS (UNAUDITED)

The selected financial data below should be read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this report.

(In Thousands, Except Per Share Amounts)

	2002				2001

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Revenues	$11,356	$10,845	$11,659	$11,465	$10,801	$10,759	$11,471	$11,629
Gross Profit	7,279	6,466	7,163	6,859	6,495	6,220	6,737	7,084
Net income	2,267	1,717	1,779	1,408	2,066	1,914	2,105	1,882

	2002				2001

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Net income (per share of Common Stock)
Basic	$0.28	$0.21	$0.22	$0.17	$0.26	$0.24	$0.26	$0.24
Diluted	$0.26	$0.19	$0.21	$0.16	$0.24	$0.22	$0.24	$0.22
Number of Shares Used in Per Share Calculation
Basic	8,031	8,125	8,156	8,153	7,927	8,057	8,077	7,967
Diluted	8,741	8,985	8,519	8,525	8,576	8,673	8,728	8,597

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(In Thousands, Except Per Share Amounts)	2002	2001	2000	1999	1998

CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Revenues	$45,325	$44,660	$38,796	$33,750	$28,615
Research and development expenses	10,162	8,120	6,725	5,857	4,995
Other operating expenses	9,107	9,681	8,341	8,181	6,837
Net income	7,171	7,967	6,631	5,744	2,861
Net income per share of Common Stock
Basic	$0.88	$1.00	$0.84	$0.70	$0.35
Diluted	$0.82	$0.92	$0.77	$0.68	$0.34
Number of Shares Used in Per Share Calculation
Basic	8,116	8,007	7,901	8,151	8,255
Diluted	8,692	8,644	8,639	8,488	8,339

CONSOLIDATED BALANCE SHEET DATA
Working capital	$14,005	$9,670	$7,695	$7,858	$8,299
Total assets	42,013	34,058	26,770	26,233	24,990
Long-term liabilities	46	43	37	20	644
Accumulated deficit	(8,559)	(15,730)	(23,697)	(30,328)	(36,072)
Shareholders’ equity	37,164	29,314	22,661	21,035	18,805

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this report.

Consolidated net income for 2002 decreased to $7.2 million, 10% less than 2001 net income of $8.0 million, which was 20% higher than 2000 net income of $6.6 million.  Diluted earnings per share were $0.77 in 2000, $0.92 in 2001 and $0.82 in 2002.  For the year ended 2002, shares outstanding on a diluted basis were 8.7 million, which was up from 8.6 million for both 2001 and 2000. The 2002 increase in diluted average shares outstanding from 2001 and 2000 is attributable primarily to the increase in the number of stock options exercised during early and mid 2002. This increase in shares was offset by repurchases of the Company’s common stock during the third and fourth quarters of 2002.

REVENUES

Consolidated revenues in 2002 totaled $45.3 million, representing an increase of 1% over 2001 revenues of $44.7 million, which were 15% over 2000 revenues of $38.8 million.  Inovoject® system revenues totaled $40.2 million in 2002 compared to $39.7 million in 2001 and $36.2 million in 2000, representing increases of 1% from 2001 to 2002, and 10% from 2000 to 2001, with the 2002 increase coming principally from additional Inovoject® systems and injection activity in North America, Asia and Latin America. An increase in non-operating other revenue also helped increase total revenues. These other revenues were primarily derived from grant funds provided by Cobb-Vantress in support of the Company’s gender sort project and from federal ATP funds supporting the Company’s collaborative development project with Origen Therapeutics, Inc. During 2002, the U.S. dollar strengthened against selected currencies compared to the same period during 2001.  If average exchange rates during 2002 had remained the same as the average exchange rates for these currencies during 2001, then the Company’s revenues would have increased approximately $1.2 million rather than actual increase of $0.7 million.

The 2002 revenues include Inovoject® system lease fees along with some Egg Remover™ and Vaccine Saver® lease fees derived from multi-year contracts and paid trials in the United States and foreign countries, and the sale of Inovoject® systems to distributors and human flu vaccine companies. The sale of Inovoject® systems to distributors may cause variability in revenue and gross profit on an annual and quarterly basis.  Embrex estimates that as of December 31, 2002, it was vaccinating in excess of 80% of the estimated nine billion broiler birds grown in the United States in 2002. Given its market penetration, the Company expects only minor Inovoject® systems revenue and earnings growth in this market, most of which is anticipated to come from new Egg Remover™ installations.

Sales of Bursaplex®, the Company’s proprietary vaccine for the treatment of avian infectious bursal disease, was the source of $3.1 million of product revenues in 2002 as compared to $3.4 million of product revenues in 2001 and $2.3 million of product revenues in 2000, representing revenue decreases of 9% for 2002 over 2001 and a 45% increase for 2001 over 2000.  Overall Bursaplex® sales decreased during 2002 primarily due to build up of initial inventory for the Company’s Japanese distributor during 2001, which did not re-occur during 2002. In addition, economic and currency devaluation issues in Argentina during 2002 also reduced Bursaplex® sales. These were offset by increased sales to the Company’s other Asian markets. The inventory build up sales in Japan were the principal reason for the increase in Bursaplex® sales from 2000 to 2001. During the second quarter of 2001, Fort Dodge notified Embrex that it did not intend to market Bursamune® (see “Business – Existing Products—Infectious Bursal Disease (IBD) Vaccines”, above).

Management anticipates minor revenue and earnings growth in 2003 from existing Inovoject® system operations in the United States and Canada, higher revenue and earnings growth from new Inovoject® system leases in other countries, and sales of Bursaplex® product to poultry producers worldwide.  However, the rate at which the marketplace will accept the Inovoject® system technology outside the United States and Canada, possible competition within the United States with the expiration of the Sharma patent, the timing of regulatory approvals of third-party vaccines for in ovo use outside the United States and Canada, costs associated with market expansion, possible variability in United States hatchery bird production as a result of grain price fluctuations, and variability in the demand for, and pricing of, U.S. poultry and poultry products both inside and outside the United States, will impact the pace of revenue growth, if any, and sustained profitability from the installation and operational throughputs of Inovoject® systems.

COST OF PRODUCT SALES AND INOVOJECT® REVENUES

Cost of revenues was 39% of total revenues in 2002 as compared to 41% and 43% of total revenues in 2001 and 2000, respectively.  The improved gross margin, resulting from the cost of revenues decrease, in 2002 as compared to 2001 is partially due to continued operating efficiencies gained in the management of Inovoject® systems as well as non-operating other revenue with no associated cost of revenue. The improved gross margin in 2001 as compared to 2000 is due in part to operating efficiencies gained in the management of Inovoject® systems, a change in product mix that included increased sales of Inovoject® systems and Bursaplex®, the $0.6 million audit adjustment charge taken in 2000 due to misappropriation at the Company’s Embrex Europe subsidiary as well as non-operating other revenue that has no associated cost of revenue.

OPERATING EXPENSES

Operating expenses totaled $19.3 million in 2002 compared to $17.8 million in 2001, and $15.1 million in 2000.

General and administrative (“G&A”) expenses were $6.6 million in 2002, down 7% from $7.1 million in 2001 which was up 9% from $6.5 million in 2000.  The decrease in G&A expenses from 2001 to 2002 was principally due to accounting expenses related to the Embrex Europe investigation during 2001 and lower office rent due to renovating the new head office and vacating the old facility at the end of 2001. The 2001 increase from 2000 was primarily due to expenses related to investment in information system infrastructure to support the Company’s deployment of enterprise resource planning software, facility lease payments and related operating expenses and the Embrex Europe investigation.

Sales and marketing expenses totaled $2.5 million in 2002 compared to $2.6 million in 2001 and $1.9 million in 2000. The decrease from 2001 to 2002 was mainly attributable to the weakening of the Brazilian real and Argentine peso against the U.S. dollar. The increases between 2000 and 2001 resulted from expenses related to increased new business activity, support infrastructure for new markets and training programs for customer support personnel and the annualization of additional infrastructure implemented during 2000.

Research and development (“R&D”) expenses were $10.2 million in 2002 compared to $8.1 million in 2001 and $6.7 million in 2000.  The increase in R&D expense over the last two years is principally due to additional development work on the Gender Sort project, and the coccidiosis and Newcastle disease in ovo vaccines.  Additionally, expenses related to the Company’s collaboration with Origen Therapeutics, Inc. added to the increase during 2002. The Company continues to manage its research and development effort to leverage its know-how, patent position, market presence and expenditures.

OTHER INCOME AND EXPENSE

Interest income totaled $225,000, $206,000, and $180,000 in years 2002, 2001 and 2000, respectively.  The increasing interest income from 2000 to 2002 resulted primarily from higher cash balances, which were primarily attributable to decreasing common stock repurchases (described below) during 2001 and 2002.

Interest expense totaled $62,000 in 2002 compared to $21,000 in 2001 and $80,000 in 2000.  The increase in interest expense during 2002 reflects commitment fees on the Company’s $6.0 million line of credit and accruals for unpaid sales taxes. In 2001, the decrease from 2000 was primarily due to not utilizing the Company’s line of credit and the reduction in outstanding capital equipment leases.  These leases were fully paid during 2001 and the Company currently has no capital leases on its balance sheet. Management expects to continue to rely principally on the use of internally generated funds to finance the cost of additional Inovoject® systems in 2003, as was the case in 2002.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including but not limited to those related to:

•	Accounts receivable
•	Warranties
•	Inventory obsolescence
•	Deferred tax assets

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies are material to the preparation of its consolidated financial statements.

Accounts Receivable

To date, the Company has not experienced any material accounts receivable collection issues.  However, based on a review of cumulative balances, industry experience and the current economic environment, the Company currently reserves from 2% to 4% of accounts receivable, depending on whether the receivable is denominated in U.S. dollars or a foreign currency, of our outstanding trade accounts receivable balance as an allowance for uncollectible accounts.  The consolidated balance for uncollectible accounts as of December 31, 2002 was $247,000.

Warranties

To date, the Company has not experienced nor does it expect to experience any material Inovoject® system or product warranty issues in excess of amounts reserved.  However, based on sales of Inovoject® systems and products the Company has established a reserve for future claims.  The consolidated balance for warranties as of December 31, 2002 was $267,000.

Inventory Obsolescence

To date, the Company has not experienced any material inventory obsolescence.  However, based on a percentage of the current product and Inovoject® part inventory levels the Company has established a reserve against future Inovoject® parts obsolescence due to technological improvements and limited shelf life of product inventories.  The consolidated balance for product and parts obsolescence as of December 31, 2002 was $224,000.

Deferred tax assets

The Company records deferred tax assets to amounts that are likely to be realized. Based on the Company’s recent profitability and belief that 2003 will result in an overall profit, the Company has recorded deferred tax assets of $300,000. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. However, in the event the Company were to determine that it would not be able to realize its net recorded deferred tax asset in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

EFFECT OF INFLATION

Management expects cost of product sales and Inovoject® systems revenues, operating expenses and capital equipment costs to change in line with periodic inflationary changes in price levels.  While management generally believes that the Company will be able to offset the effect of price level changes by adjusting selling/lease prices and effecting operating efficiencies, any material unfavorable changes in price levels could have a material adverse affect on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company’s cash and cash equivalents balances totaled $8.0 million compared to $3.9 million and $3.0 million at December 31, 2001 and 2000, respectively.  The increase from 2001 to 2002 is due to a $2.4 million decrease in the Company’s stock repurchases, the 2001 investment in Embrex Iberica, Embrex’s subsidiary in Spain, and the financing of Advanced Automation, Inc. for work on the Gender Sort device under a Credit Agreement signed during the third quarter of 2001, along with a $1.3 million decrease in fixed asset purchases during 2002 as compared with 2001. The increase from 2000 to 2001 reflects a change in the amount of the Company’s stock repurchases during 2001. Working capital increased to $14.0 million from $9.7 million in 2001.

During 2002, operating activities generated $11.9 million in cash, primarily due to net income and non-cash depreciation. For investing activities, Inovoject® systems purchases and other capital expenditures required $5.9 million and $2.5 million was used for the investment in product related patents, additional financing of Advanced Automation, Inc. and the purchase of land for construction of the Company’s biological manufacturing facility in Laurinburg, North Carolina.  Financing activities provided $1.2 million primarily due to $2.0 million received for issuance of common stock, substantially all of which was issued in connection with the exercise of stock options during 2002. The issuance of common stock was partially offset by common stock repurchases of $0.8 million (see below).

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

In August 2002, the Company announced that the Board of Directors authorized a share repurchase program (the “2002 Repurchase Program”) to purchase up to 6% of outstanding shares of Common Stock, or up to approximately 500,000 shares over 17 months, in open market or privately negotiated transactions.  During the third and fourth quarters of 2002, the Company purchased 66,500 shares of its Common Stock for $0.8 million at an average price of $11.88 per share.  See “Notes to Consolidated Financial Statements.”

The Company has a $6.0 million secured revolving line of credit with its bank, Branch Banking and Trust Company, which may be used for working capital purposes.  The Company anticipates that this line of credit will be renewed when it expires in April 2003. At December 31, 2002, there were no outstanding borrowings under this credit facility.

Based on its current operations, management believes that the Company’s available cash and cash equivalents, together with cash flow from operations, external funds for R&D projects and its bank line of credit, will be sufficient to meet its cash requirements as these currently exist, but may continue to explore additional alternative funding opportunities with respect to collaborative ventures and new product development and construction of Embrex’s biological manufacturing facility.

CONTRACTUAL OBLIGATIONS

Embrex’s known contractual obligations as of December 31, 2002 are summarized below:

	Payments due by period (thousands of dollars)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations	$2,672	$810	$1,632	$230	-0-
Purchase Obligations	3,637	3,637	-0-	-0-	-0-

Total	$6,309	$4,447	$1,632	$230	-0-

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that may have a current or future material effect on the registrant’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

FORWARD-LOOKING STATEMENTS

Information set forth in this Annual Report on Form 10-K contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements represent the Company’s judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially.  Such forward looking statements can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “plan,” “intend,” “target,” “anticipate,” “estimate,” “believe,” or “continue,” or the negative thereof or other variations thereof or comparable terminology.

The Company cautions that any such forward-looking statements include statements with respect to future products, services, markets and financial results.  These statements involve risks and uncertainties that could cause actual results to differ materially.  Risks include without limitation the degree of growth in the poultry industry in the U.S. and globally, market acceptance and cost of expansion in new geographic markets and with new products, including the Company’s ability to penetrate new markets and the degree of market acceptance of new products, the outcome of the Company’s patent litigation appeal and litigation against Fort Dodge, the complete commercial development of potential future products on a cost effective basis and the ability to obtain regulatory approval of products. Such approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, and potential changes in regulations.  Additional information on these risks and other factors which could affect the Company’s consolidated financial results are included in the Risk Factors described in Exhibit 99 to this report and in the Company’s other filings with the Securities and Exchange Commission, including the Company’s Forms 10-Q, 10-K and 8-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of potential loss arising from adverse changes in market rates and prices.  The Company’s primary market risk exposure is in changes in foreign currency exchange rates.  Approximately 31%, 31% and 29% of Embrex’s revenues for the years ended 2002, 2001, and 2000, respectively, were derived from our operations outside the United States.  Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results.  During 2002, selected Latin American currencies weakened against the U.S. dollar compared to the same period during 2001.  If average exchange rates during 2002 had remained the same as the average exchange rates for these currencies during the same period of 2001, then the Company’s 2002 revenues would have been $45.8 million instead of $45.3 million representing a year-to-year growth rate of 3% as compared to the actual exchange-adjusted growth rate of 1%.

Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders’ equity were ($506,000) at December 31, 2002 as compared with ($329,000) at December 31, 2001.  This $0.2 million change was mainly attributable to the devaluation of the Argentine peso at the beginning of 2002.  However, aside from this initial adjustment due to the currency devaluation in Argentina, Embrex’s most significant foreign currency exchange rate exposure is in the British pound.  To date, the Company has not utilized any derivatives or other hedging instruments to affect this exposure.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders Embrex Inc.

We have audited the accompanying consolidated balance sheets of Embrex, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the Index to Embrex’s Form 10-K at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Embrex, Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Raleigh, North Carolina
February 14, 2003

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,

	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$8,039	$3,907
Restricted cash (Note 2)	255	275
Accounts receivable – trade (net of allowance of $247 and $171 in 2002 and 2001, respectively)	6,565	7,128
Inventories:
Materials and supplies	1,603	1,361
Product	937	900
Other current assets	1,409	800

Total Current Assets	18,808	14,371
Land	129	-0-
Inovoject® Systems under construction	1,651	1,560
Inovoject® Systems	34,825	32,555
Less accumulated depreciation	(27,162)	(24,754)

	7,663	7,801
Equipment, furniture and fixtures	14,942	12,123
Less accumulated depreciation	(5,781)	(4,172)

	9,161	7,951
Other Assets:
Patents, goodwill and exclusive licenses of patentable technology (net of accumulated amortization of $275 in 2002 and $144 in 2001)	2,158	752
Other long-term assets (Note 1 and Note 9)	2,443	1,623

Total Other Assets	4,601	2,375
TOTAL ASSETS	$42,013	$34,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$755	$1,210
Accrued expenses	3,742	3,245
Deferred revenue	39	28
Product warranty accrual	267	218

Total Current Liabilities	4,803	4,701
Long-term debt, less current portion (Note 4)	46	43
Shareholders’ Equity (Notes 5, 6 and 7)
Common Stock, $.01 par value per share authorized 30,000,000 shares issued and outstanding – 8,162,362 net of 1,241,716 treasury shares and 7,998,168 net of 1,175,216 treasury shares at December 31, 2002 and 2001, respectively	93	90
Additional paid-in capital	61,895	59,932
Accumulated other comprehensive loss	(1,273)	(776)
Accumulated deficit	(8,559)	(15,730)
Treasury stock	(14,992)	(14,202)

Total Shareholders’ Equity	37,164	29,314

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,013	$34,058

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,

	2002	2001	2000

REVENUES
Inovoject® revenue	$40,160	$39,719	$36,189
Product revenue	3,079	3,379	2,332
Other revenue	2,086	1,562	275

Total Revenues	45,325	44,660	38,796
Cost of Product Sales and Inovoject® Revenues	17,558	18,124	16,770

	27,767	26,536	22,026
OPERATING EXPENSES
General and administrative	6,571	7,053	6,474
Sales and marketing	2,536	2,628	1,867
Research and development	10,162	8,120	6,725

Total Operating Expenses	19,269	17,801	15,066

Operating Income	8,498	8,735	6,960
Other Income (Expense)
Interest income	225	206	180
Interest expense	(62)	(21)	(80)
Other	(41)	21	78

Total Other Income	122	206	178

Income Before Taxes	8,620	8,941	7,138
Income Taxes (Note 9)	1,449	974	507

Net Income	$7,171	$7,967	$6,631

Net Income per share of Common Stock (Note 11)
Basic	$0.88	$1.00	$0.84
Diluted	$0.82	$0.92	$0.77
Number of Shares Used in Per Share Calculation (Note 11)
Basic	8,116	8,007	7,901
Diluted	8,692	8,644	8,639

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,

	2002	2001	2000

Operating Activities
Net income	$7,171	$7,967	$6,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,878	4,448	4,289
Loss on fixed asset disposal	7	238	-0-
Changes in operating assets and liabilities:
Accounts receivable, inventories and other current assets	(324)	(1,663)	(564)
Accounts payable, accrued expenses and other current liabilities	121	652	(205)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,853	11,642	10,151
Investing Activities
Land acquisition	(129)	-0-	-0-
Purchases of Inovoject® systems, equipment, furniture and fixtures	(5,921)	(7,211)	(6,167)
(Additions) reductions to patents and other noncurrent assets	(2,353)	(2,159)	72

NET CASH USED IN INVESTING ACTIVITIES	(8,403)	(9,370)	(6,095)
Financing Activities
Issuance of Common Stock	1,966	2,234	2,473
Net changes in line of credit	-0-	-0-	(356)
Net payments on capital lease obligations	3	(17)	(528)
Repurchase of Common Stock	(790)	(3,219)	(6,994)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,179	(1,002)	(5,405)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,629	1,270	(1,349)
CURRENCY TRANSLATION ADJUSTMENTS	(497)	(329)	(484)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,907	2,966	4,799

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,039	$3,907	$2,966

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Total interest paid was $62, $21 and $80 for the years ended December 31, 2002, 2001, and 2000, respectively.

Total income taxes paid were $2,337, $955 and $582 for the years ended December 31, 2002, 2001, and 2000, respectively.

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total

BALANCE AT JANUARY 1, 2000	$84	$55,231	$37	$(30,328)	$(3,989)	$21,035
Stock repurchased					(6,994)	(6,994)
Stock issued:
Upon exercise of options	3	1,912				1,915
Under employee stock purchase plan		198				198
Upon exercise of warrants	1	99				100
Employee compensation		260				260
Other comprehensive income, net of tax (Note 1):
Currency translation adjustments			(484)			(484)
Net income				6,631		6,631

Comprehensive income						6,147

BALANCE AT DECEMBER 31, 2000	$88	$57,700	$(447)	$(23,697)	$(10,983)	$22,661
Stock repurchased					(3,219)	(3,219)
Stock issued:
Upon exercise of options	2	1,640				1,642
Under employee stock purchase plan		162				162
Upon exercise of warrants		108				108
Employee compensation		322				322
Other comprehensive income, net of tax (Note 1):
Currency translation adjustments			(329)			(329)
Net income				7,967		7,967

Comprehensive income						7,638

BALANCE AT DECEMBER 31, 2001	$90	$59,932	$(776)	$(15,730)	$(14,202)	$29,314
Stock repurchased					(790)	(790)
Stock issued:
Upon exercise of options and issuance of bonus stock	3	1,662				1,665
Under employee stock purchase plan		301				301
Other comprehensive income, net of tax (Note 1):
Currency translation adjustments			(497)			(497)
Net income				7,171		7,171

Comprehensive income						6,674

BALANCE AT DECEMBER 31, 2002	$93	$61,895	$(1,273)	$(8,559)	$(14,992)	$37,164

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Embrex, Inc. is an international agricultural biotechnology company specializing in the poultry industry.  Embrex is focused on developing patented biological and mechanical products that improve bird health, help reduce production costs and provide other economic benefits to the poultry industry.  Embrex has developed and commercialized the Inovoject® system, a proprietary, automated in-the-egg injection system which can inoculate 20,000 to 50,000 eggs per hour and eliminates the need for manual, post-hatch injection of certain vaccines.  The Company also markets the Vaccine Saver® option and Egg Remover™ module to provide additional automation benefits to the poultry hatchery.  In addition, Embrex has developed and is marketing its VNF® technology, useful in the development of certain avian vaccines.  The Company also has developed and is marketing Bursaplex®, a VNF®-based vaccine for protection against avian infectious bursal disease (“IBD”).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd. and Inovoject do Brasil Ltda. (the “Company”).  All significant intercompany transactions and accounts have been eliminated.  Currently, non-U.S. operations account for approximately 31% of the Company’s revenues.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable and current liabilities approximate fair values at December 31, 2002.

INVENTORIES

Items recorded as inventory are generally purchased from others and recorded at the lower of cost or market using the average cost method.  Materials and supplies inventories include spare parts for the Inovoject® systems as well as laboratory and general supplies.  Product inventories are comprised of biological compounds, principally the Company’s VNF® technology and Bursaplex®.

INOVOJECT® SYSTEMS

Inovoject® systems are comprised of egg injection and related equipment, including the Vaccine Saver® option and Egg Remover™, available for lease to customers.  The equipment is recorded at the lower of cost or estimated net realizable value.  Depreciation is computed principally by using accelerated and straight-line methods over the estimated useful life of the equipment and commences after construction is complete and the equipment is placed in service.

EQUIPMENT, FURNITURE AND FIXTURES

Equipment, furniture and fixtures are recorded at cost.  Depreciation is computed principally by using accelerated and straight-line methods over the estimated useful lives of the assets placed in service, generally three-to-five years. The Company’s total depreciation expense for 2002, 2001 and 2000 including Inovoject Systems and Equipment, Furniture and Fixtures was $4.8 million, $4.4 million and $4.3 million, respectively.

PATENTS AND EXCLUSIVE LICENSES OF PATENTABLE TECHNOLOGY

Costs incurred to acquire exclusive licenses of U.S. patentable technology and to apply for and obtain U.S. patents on internally developed technology are capitalized and amortized using the straight-line method.  Exclusive license agreements are amortized over the period of the license.  Patents are amortized over the shorter of the useful or legal life of the patent. The Company’s total amortization expense of intangible assets for 2002 and 2001 was $0.1 million and $0.1 million, respectively. The balance sheet increase in 2002 includes the acquisition costs of an exclusive worldwide license from Pfizer Inc. to all pending patents relating to in ovo poultry coccidiosis vaccines.

OTHER LONG-TERM ASSETS

In 2001 other long-term assets included a loan asset with Advanced Automation, Inc. This loan matures at the end of April of 2003. This loan balance will increase in accordance with expenses incurred in pursuit of the Development Program established between Embrex and Advanced Automation. Simple interest accrues on the loan and is included in the loan balance. Upon the loan’s expiration, it will be repaid to Embrex based on a schedule to be mutually agreed between Embrex and Advanced Automation.

FOREIGN CURRENCY TRANSLATION

All assets and liabilities in the balance sheets of the Company’s foreign subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd. and Inovoject do Brasil Ltda, are translated at year-end exchange rates except shareholders’ equity which is translated at historical rates.  Revenues, costs and expenses are recorded at average rates of exchange during the year.  Translation gains and losses are accumulated as a component of shareholders’ equity.  Foreign currency transaction gains and losses are included in determining net income in the other income/expense line item.

REVENUE RECOGNITION

Inovoject® system fees are recognized based on eggs processed during the period. Inovoject® system and product sales are recognized upon delivery. Contract research revenue is recognized as services are performed or as milestones are met over the term of the contract. Grant revenue is recognized as expenses related to the specific grants are incurred. Revenue received, but not yet earned, is classified as deferred revenue.

OTHER REVENUE

Other revenue includes income derived from contract research, grants from federal agencies, miscellaneous but minor product sales and other miscellaneous sources.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs, including costs incurred to complete contract research, are charged to operations when incurred and are included in operating expenses.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No.  109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary basis differences that have arisen between financial statement and income tax reporting.

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

PRINCIPAL CUSTOMERS

Tyson Foods, Inc. (“Tyson”) accounted for approximately 19%, 20% and 21% of consolidated 2002, 2001 and 2000 revenues, respectively.  Based on the millions of pounds of ready-to-eat poultry meat produced in 2002, Tyson accounted for approximately 22% of the broilers grown in the United States.  In 2002, Tyson was the only customer that represented greater than 10% of total revenues.

CONCENTRATION OF CREDIT RISK

The Company’s principal financial instrument, subject to potential concentration of credit risk, is accounts receivables which are unsecured.  As of December 31, 2002, I.P. Tsusho Co., Ltd. accounted for approximately 17% and Tyson Foods, Inc. accounted for approximately 15% of consolidated accounts receivable. Substantially all of the Company’s accounts receivables are due from companies in the poultry industry.

SOURCES OF SUPPLY

The Company has developed a strategic relationship with one contract manufacturer to fabricate its Inovoject® systems.  While other machine fabricators exist and have constructed limited numbers of Inovoject® systems, a change in fabricators could cause a delay in manufacturing and a possible delay in the timing of future Inovoject® installations and revenues from those installations.

The Company has granted Merial Select, Inc. (“Select”) (a Merck and Aventis company) exclusive rights to manufacture, in the United States, IBD vaccines containing Embrex’s proprietary VNF® product for Embrex to market in North America, Latin America and Asia under the trade name Bursaplex®.  Embrex granted Cyanamid Websters, a unit of Fort Dodge Animal Health, which is a division of Wyeth (formerly American Home Products Corp.) (“Fort Dodge”), rights to manufacture and market bursal disease vaccines containing the Company’s VNF® product to be marketed in Europe, the Middle East and Africa under the trade name Bursamune®.  However in 2001, Fort Dodge indicated to Embrex that it does not intend to continue marketing Bursamune® and does not intend to seek further regulatory approvals.  Abic Ltd. has been granted similar rights to manufacture and market an IBD vaccine, known as GuMBryo(TM), in Israel.  Additionally, the Company has one contract supplier of its VNF® product.  The manufacture of the bursal disease vaccines being produced by Select and Abic and the Company’s VNF® product generally must be performed in licensed facilities and/or under methods approved by regulatory agencies.  Although there are other manufacturers who are capable of manufacturing bursal disease products and producing products such as VNF®, a change of suppliers could adversely affect the Company’s future operating results due to the time it would take a new supplier to obtain regulatory approval of its production process and/or manufacturing facilities.  The Company seeks to minimize this exposure through multi-year supply agreements and the maintenance of adequate inventories.

COMPREHENSIVE INCOME

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income (SFAS 130).  This Statement establishes standards for reporting and display of comprehensive income and its components in the consolidated financial statements.  In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $6.7 million, $7.6 million and $6.1 million for the years ended December 31, 2002, 2001, and 2000, respectively.  Embrex’s total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the years presented.

SEGMENTS

The Company operates in a single segment.  The table below presents the Company’s operations by geographic area:

	2002	2001	2000

Net Revenue:
United States	$31,217	$30,959	$27,591
International	14,108	13,701	11,205
Total Assets:
United States	$31,570	$23,230	$17,168
International	10,443	10,828	9,602

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).  This statement eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets.  The new rules also prohibit the amortization of goodwill associated with business combinations that close after June 30, 2001.  On January 1, 2002 the Company adopted this statement and it did not have a material effect on the consolidated financial statements.

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

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim consolidated financial statements. The adoption of the disclosure only requirements of SFAS No. 148 did not have a significant impact on the Company’s consolidated financial statements.

The Company accounts for the Plans under the recognition and measurement principles of Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock of the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) (in thousands, except per share amounts):

	Year Ended December 31

	2002	2001	2000

Net income, as reported	$7,171	$7,967	$6,631
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,742)	(1,755)	(1,529)

Pro forma net income	$5,429	$6,212	$5,102

Earnings per share:
Basic—as reported	$0.88	$1.00	$0.84

Basic—pro forma	$0.67	$0.78	$0.65

Diluted—as reported	$0.82	$0.92	$0.77

Diluted—pro forma	$0.62	$0.72	$0.59

The Company computes fair value for purposes of SFAS 123 using the Black-Scholes option pricing model.  The weighted-average assumptions used in this model to estimate fair value and resulting values are as follows:

	Stock Option Plans			ESPP

	2002	2001	2000	2002	2001	2000

Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.9%	5.0%	6.6%	1.9%	3.6%	6.2%
Expected volatility	50.0%	42.0%	50.0%	50.0%	42.0%	50.0%
Expected life (in years)	4.0	4.0	4.0	0.5	0.5	0.5
Weighted-average fair value per share	$7.60	$6.16	$6.85	$5.55	$4.28	$4.09

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the awards granted under the Plans.

2.  RESTRICTED CASH

On October 13, 1997, the Company executed a ten-year collateralized lease relative to the facilities housing the Company’s research facility.  Such collateral exists in the form of a certificate of deposit, which is required to be maintained at least through the end of the seventh year of the lease.

3.  LEASES

At December 31, 2002 and 2001, the Company had no assets financed by capital lease agreements.

The Company leases its facilities under a number of operating leases extending through November 2007.  The Company has the option to cancel one of its operating lease agreements with the payment of a $0.2 million penalty.  Total rent expense was $0.9 million, $1.0 million and $0.8 million for the years ended December 31, 2002, 2001, and 2000, respectively. The lease on the Company’s corporate headquarters has an initial six-year term expiring 2005 with annual rent increases of approximately 3% and an additional six-year optional renewal term with annual rent increases of approximately 4%. In addition, the lease at Embrex’s research facility is a 10-year term expiring in November 2007, with a five-year renewal option and annual increases of approximately 3% through the first 10 years and approximately 4% during the five-year renewal term.

At December 31, 2002, the Company’s minimum future commitments under operating leases were as follows:

Operating Leases

2003	$810,000
2004	795,000
2005	637,000
2006	200,000
Thereafter	230,000

Total	$2,672,000

4.  DEBT

The Company has a $6.0 million secured revolving line of credit with its bank, Branch Banking and Trust Company, which may be used for working capital purposes.  The Company anticipates that this line of credit will be renewed when it expires in April 2003.  At December 31, 2002, there were no outstanding borrowings under this credit facility.

5.  SHAREHOLDERS’ EQUITY

At December 31, 2002, the Company had reserved a total of 2,670,441 shares of its Common Stock for future issuance as follows:

For exercise of Common Stock options and Bonus Stock	2,621,359
For possible future issuance to employees and others under employee stock purchase plans.	49,082

Total reserved	2,670,441

At December 31, 2002, the Company had no issued and outstanding warrants to purchase Common Stock.

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

In August 2002, the Company announced that the Board of Directors authorized a share repurchase program (the “2002 Repurchase Program”) to purchase up to 6% of outstanding shares of Common Stock, or up to approximately 500,000 shares over 17 months, in open market or privately negotiated transactions.  During the third and fourth quarters of 2002, the Company purchased 66,500 shares of its Common Stock for $0.8 million at an average price of $11.88 per share.

6.  STOCK OPTION PLANS

The Company’s stock plans (the “Plans”) are designed to provide incentives to eligible employees, officers, and directors in the form of stock, incentive stock options, and non-qualified stock options.  As of December 31, 2002, a total of 2,621,359 shares of Common Stock have been reserved for issuance under the Plans.  Of this amount, 1,026,600 shares are available for future stock-based awards.

Fully vested stock awards have been granted under the Plans to certain employees in lieu of a cash bonus of equivalent value.  During the years ended December 31, 2002, 2001, and 2000, 12,629, 20,629, and 24,768 shares of Common Stock, respectively, were issued for this purpose.  The corresponding share values and, therefore, compensation expense recognized on the applicable issue dates were $227,196, $322,328, and $260,064 for the years ended December 31, 2002, 2001, and 2000, respectively.

Stock options generally vest and become exercisable over a four-year period and expire 10 years from the date of grant.  In general, the exercise price of stock options is the closing price of the Company’s Common Stock on the date of grant.

Stock option activity with respect to all of the Plans follows:

	Options Outstanding	Weighted-Average Exercise Price

Balance at December 31, 1999	1,400,030	$5.75
Granted	407,328	10.82
Exercised	(354,692)	5.44
Canceled	(80,996)	7.37

Balance at December 31, 2000	1,371,670	$7.15
Granted	399,058	15.61
Exercised	(277,027)	6.38
Canceled	(15,947)	10.13

Balance at December 31, 2001	1,477,754	$9.40
Granted	365,471	17.94
Exercised	(182,583)	7.81
Canceled	(65,883)	14.77

Balance at December 31, 2002	1,594,759	$11.31

Selected information regarding stock options as of December 31, 2002 follows:

	Options Outstanding			Options Currently Exercisable

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 4.84 – $ 5.88	315,925	5.62	$5.20	262,561	$5.23
$ 6.13 – $ 8.38	335,600	3.29	$6.55	335,600	$6.55
$ 10.50 – $ 13.75	265,171	7.08	$10.59	129,109	$10.61
$ 14.56 – $ 16.00	336,498	8.15	$15.61	103,452	$15.60
$ 16.56 – $ 17.99	341,565	9.11	$17.97	32,500	$17.93

	1,594,759	6.65	$11.31	863,222	$8.27

7.  EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan for its U.S.-based employees (the “U.S. Purchase Plan”) and a similar plan for its employees outside the U.S. (the “Non-U.S. Purchase Plan”) to provide an additional opportunity for the Company’s employees to share in the ownership of the Company.  Under terms of both plans, all regular full-time employees of the Company (or the Company’s subsidiaries) may make voluntary payroll contributions thereby enabling them to purchase Common Stock.  Contributions are limited to 20% of an employee’s compensation.  As of December 31, 2002, a total of 200,000 shares of Common Stock have been reserved for issuance under the U.S. Purchase Plan. Of this amount, 49,082 shares are available for future purchases.  Shares issued under the Non-U.S. Purchase Plan decrease the number of shares that may be issued under the U.S. Purchase Plan by a corresponding amount.  Thus, the maximum number of shares that may be issued under both Purchase Plans together shall not exceed 200,000. The purchase price of the stock is the lesser of 85% of the Fair Market Value on the first business day of the Purchase Period or 85% of the Fair Market Value on the date of exercise, which can occur at any time during the Plan year, as determined by each participating employee.

Under the Purchase Plans, during 2002, 2001, and 2000, 22,739, 23,418 and 21,074 shares of Common Stock, respectively, were purchased.

8.  401(k) RETIREMENT SAVINGS PLAN

The Company has a 401(k) plan which is available to all U.S. based employees upon employment who are at least 18 years of age.  Employer contributions are voluntary at the discretion of the Company.  The Company does not match any employee contributions with stock.

Company contributions amounted to $321,791, $274,361 and $178,436 for the years ended December 31, 2002, 2001, and 2000, respectively.

9.  INCOME TAXES

The components of income tax expense for the years ended December 31 are as follows:

	2002	2001	2000

Current:
Federal	$702,000	$601,000	$154,000
State	335,000	90,000	77,000
Foreign	712,000	283,000	276,000

Total Current	1,749,000	974,000	507,000
Deferred	(300,000)	-0-	-0-
Total	$1,449,000	$974,000	$507,000

The Company’s consolidated effective tax rate differed from the statutory rate as set forth below for the years ended December 31:

	2002	2001	2000

Federal taxes at statutory rate	$2,930,000	$3,047,000	$2,427,000
State and local income taxes, net of Federal benefit	489,000	448,000	286,000
Non-deductible expenses	(226,000)	199,000	(138,000)
Foreign losses for which no benefit has been recognized	372,000	156,000	203,000
Change in valuation allowance	(2,828,000)	(3,159,000)	(2,547,000)
Alternative minimum and foreign withholding taxes	712,000	283,000	276,000

	$1,449,000	$974,000	$507,000

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following:

	At December 31,

	2002	2001

Deferred tax assets:
Book under tax depreciation and amortization	$(1,365,000)	$(921,000)
Net operating loss carryforwards	-0-	2,431,000
Research and experimental tax credit carryforwards	3,036,000	2,952,000
Accrued liabilities and reserves	269,000	(21,000)
Alternative Minimum Tax credit carryforward	323,000	350,000

Total deferred tax assets	$2,263,000	$4,791,000
Valuation allowance for deferred tax assets	(1,963,000)	(4,791,000)

Net deferred tax assets	$300,000	$-0-

During 2002, 2001 and 2000, the valuation allowance decreased by $2,828,000, $3,159,000 and $2,547,000, respectively.

The deferred tax asset is included under other long-term assets on the consolidated balance sheet.

In addition, the Company has research and experimental tax credit carryforwards totaling approximately $3.0 million which are available to offset future federal income taxes.  These credits expire during the years 2003 through 2017.

Net operating losses in foreign subsidiaries have been fully reserved as of December 31, 2002.

10.  COMMITMENTS AND CONTINGENCIES

The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities.  While it is not possible to determine the ultimate outcome of those actions, in the opinion of management after discussion with legal counsel, it is unlikely that the outcome of such litigation and other proceedings will have a material adverse effect on the results of the Company’s operations or its financial position.

The Company has engaged Lockwood Greene to engineer and construct the Company’s Biological Manufacturing Facility in the Laurinburg, NC area. The estimated cost of this facility is $11.0 million.

11.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	2002	2001	2000

Numerator:
Net Income Available To Common Stockholders	$7,171	$7,967	$6,631
Effect of dilutive securities:
Numerator for diluted earnings per share-income available to common stockholders after assumed conversions	$7,171	$7,967	$6,631

Denominator:
Denominator for basic net income per share—weighted-average	8,116	8,007	7,901
Effect of Dilutive Securities:
Employee Stock Options	576	636	714
Warrants	-0-	1	24

Dilutive Potential Shares	576	637	738
Denominator for diluted net income per share—adjusted weighted-average shares and assumed conversions	8,692	8,644	8,639

Basic net income per share	$0.88	$1.00	$0.84

Diluted net income per share	$0.82	$0.92	$0.77

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the executive officers and directors is incorporated by reference from the Company’s Proxy Statement (under the headings “Management” and “Proposal 1: Election of Directors,” respectively), with respect to the Annual Meeting of Shareholders to be held on May 15, 2003, to be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s Proxy Statement (under the heading “Executive Compensation”), with respect to the Annual Meeting of Shareholders to be held on May 15, 2003, to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference from the Company’s Proxy Statement (under the headings “Share Ownership of Management and Certain Beneficial Owners” and “Proposal 2:  Amendment to Amended and Restated Employee Stock Purchase Plan; Equity Compensation Plan Information”), with respect to the Annual Meeting of Shareholders to be held on May 15, 2003, to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.  CONTROLS AND PROCEDURES

Based on the Company’s most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the Company’s Chief Executive Officer and Vice President, Finance and Administration believe the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.  Other than arising from the review described below, there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.  The Company continues to review and evaluate its internal controls, including in its international offices, as part of a review process established in late 2001.  In certain of the Company’s smaller offices, it is impracticable to maintain a number of personnel to establish separation of responsibilities for review and approval of transactions or other accounting or control functions.  In order to address this, the Company has established greater supervision of these functions by personnel in the corporate office and intends to utilize an internal audit program with respect to these offices.  The Company may take further actions as it may deem desirable based on its continuing reviews and evaluations.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1).  The consolidated financial statements listed below are included in Item 8 of this report.

Report of Independent Auditors

Consolidated Financial Statements

          Consolidated Balance Sheets at December 31, 2002 and 2001

          Consolidated Statements of Operations for each of the three years ended December 31, 2002, 2001, and 2000

          Consolidated Statements of Cash Flows for each of the three years ended December 31, 2002, 2001, and 2000

          Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2002, 2001, and 2000

          Notes to Consolidated Financial Statements

(a)(2).  Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts (appears following Certifications in this report)

(a)(3)  The exhibits listed below are filed as part of this report.  Executive compensation plans and arrangements are listed in Exhibits 10.12 through 10.42.

Exhibits	Description

3.1(1)	Restated Articles of Incorporation

3.2(2)	Articles of Amendment to Restated Articles of Incorporation, effective March 21, 1996

3.3(3)	Articles of Amendment to Restated Articles of Incorporation, effective May 28, 1996

3.4(4)	Amended and Restated Bylaws, effective September 21, 2000

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2(5)	Specimen of Common Stock Certificate

4.3(6)	Rights Agreement dated as of March 21, 1996 between Embrex and Branch Banking and Trust Company, as Rights Agent

4.4(7)	Amendment to Rights Agreement dated as of January 6, 2003 between Embrex and Branch Banking and Trust Company, as Rights Agent

10.1(8)	License Agreement dated December 11, 1991, between Embrex and the National Technical Information Service, a Primary operating unit of the United States Department of Commerce

10.2(8)	Collaborative Research Agreement dated January 17, 1989 between Embrex and the University of Arkansas

10.3(8)	License Agreement dated October 1, 1998 between Embrex and the National Technical Information Service, a Primary operating unit of the United States Department of Commerce

10.4(8)

Lease Agreement dated December 9, 1986 between Embrex, as tenant, and Imperial Center Partnership and Petula Associates, Ltd., as landlord, as amended by First Amendment dated June 11, 1987, Second Amendment dated December 1, 1988, and Third Amendment dated May 2, 1989

10.5(5)	Fourth Amendment of Lease dated October 1, 1994 between the Company and Glaxo Inc. (as successor in interest to Imperial Center Partnership and Petula Associates, Ltd.)

10.6(5)	Fifth Amendment of Lease dated December 13, 1996 between the Company and Glaxo Wellcome Inc. (as successor in interest to Glaxo Inc.)

10.7(9)	Lease for Royal Center II dated October 13, 1997 between the Company and Petula Associates, Ltd.

10.8(10)	Sublease Agreement dated October 1, 1999, between Embrex, as subtenant, and Wandel & Goltermann Technologies, Inc., as sublandlord

10.9(10)	First Amendment to Sublease Agreement dated February 29, 2000, among Wandel & Goltermann Technologies, Inc., Embrex and W & G Associates

10.10(8)

Unrestricted Grant Agreement dated November 1, 1986, between Embrex and North Carolina State University, as Amended by Amendment dated May 3, 1989, Amendment dated September 15, 1989, and Amendment dated April 22, 1991

10.11(8)	Basic Research Agreement dated October 24, 1989, between Embrex and University of Arkansas, as amended on October 23, 1990, February 1, 1991 and July 22, 1991

10.12(8)	1988 Incentive Stock Option Plan and form of Incentive Stock Option Agreement

Exhibits	Description

10.13(8)	1989 Nonstatutory Stock Option Plan and form of Nonstatutory Stock Option Agreement

10.14(8)	1991 Nonstatutory Stock Option Plan and form of Nonstatutory Stock Option Agreement

10.15(11)	Incentive Stock Option and Nonstatutory Stock Option Plan and forms of Stock Option Agreements - June 1993

10.16(3)	Amendment dated May 16, 1996 to Incentive Stock Option and Nonstatutory Stock Option Plan - June 1993

10.17(12)	Amended and Restated Incentive Stock Option and Nonstatutory Stock Option Plan - May 1998

10.18(13)	Amended and Restated Incentive Stock Option and Nonstatutory Stock Option Plan - January 1999 and form of Stock Option Agreement

10.19(14)	Amended and Restated Incentive Stock Option and Nonstatutory Stock Option Plan – July 2000

10.20(15)	Amendment dated May 16, 2002 to Amended and Restated Incentive Stock Option and Nonstatutory Stock Option Plan – July 2000

10.21(15)	Amendment dated July 18, 2002 to Amended and Restated Incentive Stock Option and Nonstatutory Stock Option Plan – July 2000

10.22(5)	Amended and Restated Employee Stock Purchase Plan – November 1996

10.23(14)	Amended and Restated Employee Stock Purchase Plan – July 2000

10.24(14)	Amended and Restated Employee Stock Purchase Plan for Non-U.S. Employees – July 2000

10.25(15)	Amendment dated July 18, 2002 to Amended and Restated Employee Stock Purchase Plan – July 2000

10.26(8)	Employment Agreement dated November 15, 1989, between Embrex and Randall L. Marcuson

10.27(5)	Amendment to Employment Agreement dated May 21, 1996 between Embrex and Randall L. Marcuson

10.28(5)	Change In Control Severance Agreement dated May 21, 1996 between Embrex and Randall L. Marcuson

10.29(16)	Amendment to Change in Control Severance Agreement dated October 1, 1998 between Embrex and Randall L. Marcuson

10.30(8)	Employment Agreement dated October 16, 1989, between Embrex and Catherine A. Ricks

10.31(5)	Change In Control Severance Agreement dated May 21, 1996 between Embrex and Catherine A. Ricks

10.32(16)	Amendment to Change in Control Severance Agreement dated October 1, 1998 between Embrex and Catherine A. Ricks

10.33(2)	Terms and Conditions of Employment between Embrex Europe Limited and David M. Baines dated May 12, 1994

10.34(5)	Change In Control Severance Agreement dated June 9, 1996 between Embrex and David M. Baines

10.35(16)	Amendment to Change in Control Severance Agreement dated October 1, 1998 between Embrex and David M. Baines

10.36(5)

Letter Agreement and General Provisions to Employment Agreement dated August 20, 1996 between Embrex and DonT. Seaquist and Amendment to Employment Agreement dated September 9, 1996 between Embrex and Don T. Seaquist

Exhibits	Description

10.37(5)	Change In Control Severance Agreement dated September 9, 1996 between Embrex and Don T. Seaquist

10.38(16)	Amendment to Change in Control Severance Agreement dated October 1, 1998 between Embrex and Don T. Seaquist

10.39(16)	Letter Agreement and General Provisions to Employment Agreement dated February 3, 1999 between Embrex and Brian C. Hrudka

10.40(16)	Change In Control Severance Agreement dated March 24, 1999 between Embrex and Brian C. Hrudka

10.41	Letter Agreement and General Provisions to Employment Agreement dated June 2, 1997 between Embrex and Joseph P. O’Dowd

10.42	Amendment to Employment Agreement dated May 1, 2001 between Embrex and Joseph P. O’Dowd

10.43(13)

Indemnification Agreement among Embrex, Randall L. Marcuson, Charles E. Austin, C. Daniel Blackshear, Lester M. Crawford, Peter J. Holzer, Kenneth N. May, and Arthur M. Pappas dated as of April 1, 1999

10.44(17)	Amendment to Indemnification Agreement among Embrex, John E. Klein and Walter V. Smiley dated as of May 17, 2001

10.45(17)	Amendment to Indemnification Agreement between Embrex and Dr. Ganesh M. Kishore, Ph.D., dated as of February 14, 2002

10.46(9)	Inovoject® Egg Injection System Lease, Limited License, Supply and Service Agreement dated September 1, 1994 between Embrex and Tyson Foods, Inc.

10.47(9)	Amendment dated March 26, 1997 to the Inovoject® Egg Injection System Lease, Limited License, Supply and Service Agreement dated September 1, 1994 between Embrex and Tyson Foods, Inc.

10.48(2)	Limited License and Supply Agreement dated as of July 20, 1995 between Embrex and Webster

10.49(5)	Amendments dated August 1, 1996 and November 11, 1996 to Limited License and Supply Agreement dated as of July 20, 1995 between Embrex and Webster

10.50(2)	Agreement dated as of January 22, 1996 between Embrex and Select

10.51(2)	Letter Agreement dated as of January 22, 1996 between Select and Embrex

10.52(2)	License dated as of January 22, 1996 granted by Select to Embrex

10.53(18)	Loan Agreement between Embrex and Branch Banking and Trust Company dated as of April 7, 1999

10.54(19)	License and Royalty Agreement between Embrex and Pfizer, Inc. and it Affiliates dated as of June 22, 2001

10.55(20)	Credit Agreement between Embrex and Advanced Automation, Inc. dated as of April 1, 2001

10.56(20)	Amended and Restated Research, Development and Marketing Agreement between Embrex and LifeSensors, Inc. dated as of July 20, 2001

10.57(15)	Letter Modification dated June 20, 2002 to Amended and Restated Research, Development and Marketing Agreement between Embrex and LifeSensors, Inc. dated as of July 20, 2001

Exhibits	Description

10.58	Engineering, Procurement, and Construction Agreement dated November 26, 2002 between Embrex and Lockwood Greene E&C, L.L.C.

21	Subsidiaries

23

Consent of Ernst & Young LLP to the incorporation of their report dated February 14, 2003 with respect to the consolidated financial statements and schedule of Embrex, Inc. and subsidiaries included in this Form 10-K in the Registration Statements on Form S-3 (Registration Nos. 333-18231 and 333-31811), as filed with the Securities and Exchange Commission on December 19, 1996 and July 22, 1997, respectively, and into the Registration on Form S-8 (Registration Nos. 33-51582, 33-63318, 333-04109, 333-56279, 333-42676 and 333-91304), as filed with the Securities and Exchange Commission on September 1, 1992, May 25, 1993, May 20, 1996, June 8, 1998, July 31, 2000, and June 27, 2002, respectively.

24	Powers of Attorney (included in the signature page for this report)

99	Risk Factors relating to the Company

(1) Exhibit to the Company’s Form 10-K as filed with the Securities and Exchange Commission for fiscal year ending December 31, 1991 and incorporated herein by reference

(2) Exhibit to the Company’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1995 and incorporated herein by reference

(3) Exhibit to the Company’s Form 10-Q as filed with the Securities and Exchange Commission for the three months ended June 30, 1996 and incorporated herein by reference

(4) Exhibit to the Company’s Form 10-Q as filed with the Securities and Exchange Commission for the three months ended September 30, 2000 and incorporated herein by reference

(5) Exhibit to the Company’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1996 and incorporated herein by reference

(6) Exhibit to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on March 22, 1996 and incorporated herein by reference

(7) Exhibit to the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 9, 2003 and incorporated herein by reference

(8) Exhibit to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Registration No. 33-42482) effective November 7, 1991 and incorporated herein by reference

(9) Exhibit to the Company’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1997 and incorporated herein by reference

(10) Exhibit to the Company’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1999 and incorporated herein by reference

(11) Exhibit to the Company’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1992 and incorporated herein by reference

(12) Exhibit to the Company’s Registration Statement on Form S-8 as filed with  the Securities and Exchange Commission (Registration No. 333-56279) effective June 8, 1998 and incorporated herein by reference

(13) Exhibit to the Company’s Form 10-Q as filed with the Securities and Exchange Commission for the three months ended March 31, 1999 and incorporated herein by reference

(14) Exhibit to the Company’s Form S-8 as filed with the Securities and Exchange Commission on July 31, 2000 and incorporated herein by reference

(15) Exhibit to the Company’s Form 10-Q as filed with the Securities and Exchange Commission for the three months ended June 30, 2002 and incorporated herein by reference

(16) Exhibit to the Company’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 1998 and incorporated herein by reference

(17) Exhibit to the Company’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ending December 31, 2001 and incorporated herein by reference

(18) Exhibit to the Company’s Form 10-Q as filed with the Securities and Exchange Commission for the three months ended June 30, 1999 and incorporated herein by reference

(19) Exhibit to the Company’s Form 10-Q as filed with the Securities and Exchange Commission for the three months ended June 30, 2001 and incorporated herein by reference

(20) Exhibit to the Company’s Form 10-Q as filed with the Securities and Exchange Commission for the three months ended September 30, 2001 and incorporated herein by reference

 (b). Reports on Form 8-K.

The Company furnished a report under Item 9 of Form 8-K on November 12, 2002 with the written statements of the Company’s chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Information furnished in such Form 8-K is not deemed filed with the Securities and Exchange Commission.

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EMBREX, INC.

	By:	/s/ RANDALL L. MARCUSON
Date : March 28, 2003
Randall L. Marcuson
President and Chief Executive Officer

We, the undersigned directors and officers of Embrex, Inc. (the “Company”), do hereby constitute and appoint Randall L. Marcuson and Don T. Seaquist or either of them, our true and lawful attorneys-in-fact and agents, with full power of substitution, to execute and deliver an Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Act”), with respect to the year ended December 31, 2002, to be filed with the Securities and Exchange Commission, and to do any and all acts and things and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or either of them, may deem necessary or advisable to enable the Company to comply with the Act and any rules, regulations, and requirements of the Securities and Exchange Commission in connection with such Report, including without limitation the power and authority to execute and deliver for us or any of us in our names and in the capacities indicated below any and all amendments to such Report; and we do hereby ratify and confirm all that the said attorneys-in-fact and agents, or either of them, shall do or cause to be done by virtue of this power of attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RANDALL L. MARCUSON	President, Chief Executive Officer and Director	March 28, 2003

Randall L. Marcuson

/s/ DON T. SEAQUIST	Vice President, Finance and Administration	March 28, 2003
(Principal Financial and Accounting Officer)
Don T. Seaquist

/s/ C. DANIEL BLACKSHEAR	Director	March 28, 2003

C. Daniel Blackshear

/s/ DAVID L. CASTALDI	Director	March 28, 2003

David L. Castaldi

/s/ PETER J. HOLZER	Director	March 28, 2003

Peter J. Holzer

/s/ GANESH M. KISHORE, PH.D.	Director	March 28, 2003

Ganesh M. Kishore, Ph.D.

/s/ JOHN E. KLEIN	Director	March 28, 2003

John E. Klein

CERTIFICATIONS

I, Randall L. Marcuson, certify that:

1.	I have reviewed this annual report on Form 10-K of Embrex, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ RANDALL L. MARCUSON

Randall L. Marcuson
President and Chief Executive Officer

I, Don T. Seaquist, certify that:

1.	I have reviewed this annual report on Form 10-K of Embrex, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ DON T. SEAQUIST

Don T. Seaquist
Vice President, Finance and Administration

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
EMBREX, INC. AND CONSOLIDATED SUBSIDIARIES

(In thousands)
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS (1) CHARGED TO COSTS AND EXPENSES		(2) CHARGED TO OTHER ACCOUNTS	DEDUCTIONS		BALANCE AT END OF PERIOD

YEAR ENDED DECEMBER 31, 2002
Allowance for doubtful accounts	$171	$133	(a)	0	$(57	)(a)	$247
Inventory valuation allowance	222	73	(a)	0	(71	)(a)	224
Amortization of intangible assets	144	131	(a)	0	0		275
YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts	$196	$103	(b)	0	$(128	)(a)	$171
Inventory valuation allowance	194	62	(b)	0	(34	)(a)	222
Amortization of intangible assets	93	51		0	0		144
YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts	$171	$91	(b)	0	$(66	)(b)	$196
Inventory valuation allowance	448	72	(b)	0	(326	)(b)	194
Amortization of intangible assets	84	9	(b)	0	0		93

(a) Specific account write offs. (b) To adjust allowance for change in estimates.