Form 10-Q
period 2003-03-31
EMBREX INC /NC/
filed 2003-05-13
CIK 878725

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                          Commission File No. 000-19495


                                  Embrex, Inc.
                                  ------------
             (Exact name of registrant as specified in its charter)


                North Carolina                            56-1469825
        -----------------------------------------------------------------
        (State or other jurisdiction of               (IRS Employer
        incorporation or organization)                Identification No.)


                     1040 Swabia Court, Durham, NC         27703
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


         Registrant's telephone no. including area code: (919) 941-5185



Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No ____
                                    ---


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                               Yes   X   No ____
                                    ---


The number of shares of Common Stock, $0.01 par value, outstanding as of April 30, 2003 was 8,207,393.

                                  EMBREX, INC.

                                      INDEX

                                                                                    Page
                                                                                    ----
Part I
        Financial Information:

            Item 1:  Consolidated Financial Statements

                Consolidated Balance Sheets ...................................  3 of 20

                Consolidated Statements of Operations .........................  4 of 20

                Consolidated Statements of Cash Flows .........................  5 of 20

                Notes to Consolidated Financial Statements ....................  6 of 20

            Item 2:

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations ................. 10 of 20

            Item 3:

                Quantitative and Qualitative Disclosures
                About Market Risk ............................................. 14 of 20

            Item 4:

                Controls and Procedures ....................................... 14 of 20

Part II

        Other Information:

        Item 1: Legal Proceedings ............................................. 15 of 20

        Item 2: Changes in Securities ......................................... 15 of 20

        Item 3: Defaults Upon Senior Securities ............................... 15 of 20

        Item 4: Submission of Matters to a Vote of Security Holders ........... 15 of 20

        Item 5: Other Information ............................................. 15 of 20

        Item 6: Exhibits and Reports on Form 8-K .............................. 15 of 20

        Signatures ............................................................ 17 of 20

        Certifications ........................................................ 18 of 20

        Exhibit Index ......................................................... 20 of 20

PART I - FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements
                                  Embrex, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

                                                                                         March 31,        December 31,
                                                                                           2003              2002
                                                                                       -------------      ------------
ASSETS                                                                                  (unaudited)
Current Assets
    Cash and cash equivalents                                                          $       6,750      $      8,039
    Restricted cash                                                                              255               255
    Accounts receivable - trade, net                                                           5,817             6,565
    Inventories:
         Materials and supplies                                                                1,441             1,603
         Product                                                                                 960               937
    Other current assets                                                                       1,022             1,409
                                                                                       -------------      ------------
         Total Current Assets                                                                 16,245            18,808

Land                                                                                             147               129

Devices under construction                                                                                       1,651
                                                                                               1,741

Devices                                                                                       35,500            34,825
    Less accumulated depreciation                                                            (27,616)          (27,162)
                                                                                       -------------      ------------
                                                                                               7,884             7,663

Equipment, Furniture and Fixtures                                                             16,552            14,942
    Less accumulated depreciation and amortization                                            (6,265)           (5,781)
                                                                                       -------------      ------------
                                                                                              10,287             9,161
Other Assets:
    Goodwill, patents and exclusive licenses of patentable technology (net
    of accumulated amortization of $302 in 2003 and $276 in 2002)                              2,249             2,158
    Other long-term assets                                                                     2,760             2,443
                                                                                       -------------      ------------
Total Assets                                                                           $      41,313      $     42,013
                                                                                       =============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                                   $         427      $        755
    Accrued expenses                                                                           2,375             3,742
    Deferred revenue                                                                             101                39
    Product warranty accrual                                                                     258               267
                                                                                       -------------      ------------
         Total Current Liabilities                                                             3,161             4,803

Long-term debt, less current portion                                                              46                46

Shareholders' Equity
    Common Stock,$.01 par value:
    Authorized - 30,000,000 shares; Issued and outstanding - 8,154,027 net of 1,295,716 treasury shares and 8,162,362 net of 1,241,716 treasury
    shares at March 31, 2003 and December 31, 2002, respectively                                  93                93
    Additional paid-in capital                                                                61,994            61,895
    Accumulated other comprehensive loss                                                      (1,304)           (1,273)
    Accumulated deficit                                                                       (7,284)           (8,559)

   Treasury stock                                                     (15,393)                 (14,992)
                                                              ---------------      -------------------
         Total Shareholders' Equity                                    38,106                   37,164
                                                              ---------------      -------------------
Total Liabilities and Shareholders' Equity                    $        41,313      $            42,013
                                                              ===============      ===================

                                  Embrex, Inc.

Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

                                                                         Three Months Ended
                                                                              March 31
                                                              ----------------------------------------
                                                                   2003                    2002
                                                              ---------------      -------------------
Revenues
    Device revenues                                           $        10,111      $             9,602
    Product sales                                                         653                      828
    Other revenue                                                         134                      926
                                                              ---------------      -------------------
         Total Revenues                                                10,898                   11,356

    Cost of Device Revenues and Product Sales                           4,153                    4,077
                                                              ---------------      -------------------
         Gross Profit                                                   6,745                    7,279

Operating Expenses
    General and administrative                                          2,082                    1,664
    Sales and marketing                                                   777                      661
    Research and development                                            2,303                    2,343
                                                              ---------------      -------------------
         Total Operating Expenses                                       5,162                    4,668

Operating Income                                                        1,583                    2,611

Other Income (Expense)
    Interest income                                                        57                       40
    Interest expense                                                        4                       (4)
    Foreign currency gain                                                  45                       16
                                                              ---------------      -------------------
         Total Other Income                                               106                       52
                                                              ---------------      -------------------
Income Before Taxes                                                     1,689                    2,663
Income Taxes                                                              414                      396
                                                              ---------------      -------------------
Net Income                                                    $         1,275      $             2,267
                                                              ===============      ===================

Net Income per share of Common Stock:
    Basic                                                     $          0.16      $              0.28
    Diluted                                                   $          0.15      $              0.26

Number of Shares Used in Per Share Calculation:
    Basic                                                               8,154                    8,031
    Diluted                                                             8,383                    8,741

                                  Embrex, Inc.

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

                                                                                        Three Months Ended
                                                                                             March 31
                                                                             ----------------------------------------
                                                                                  2003                     2002
                                                                             --------------           ---------------
Operating Activities
    Net Income                                                               $        1,275           $         2,267
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                1,271                     1,151
         Loss on sale of fixed assets                                                     7                        -0-
         Change in deferred tax asset                                                   125                        -0-
         Changes in operating assets and liabilities:
             Accounts receivable, inventories and other current assets                1,150                       567
             Accounts payable, accrued expenses, deferred revenue and
             warranty accrual                                                        (1,643)                     (530)
                                                                             --------------           ---------------
Net Cash Provided By Operating Activities                                             2,185                     3,455

Investing Activities
    Land acquisition                                                                    (18)                       -0-
    Purchases of devices, buildings, equipment, furniture and fixtures               (2,686)                   (1,000)
    (Additions) reductions to patents and other non-current assets                     (437)                       69
                                                                             --------------           ---------------
Net Cash Used in Investing Activities                                                (3,141)                     (931)

Financing Activities
    Issuance of common stock                                                             99                       298
    Changes in long-term debt                                                            -0-                        1
    Repurchase of Common Stock                                                         (401)                       -0-
                                                                             --------------           ---------------
Net Cash (Used In) Provided By Financing Activities                                    (302)                      299
                                                                             --------------           ---------------

(Decrease)/increase in cash and cash equivalents                                     (1,258)                    2,823
Currency translation adjustments                                                        (31)                     (884)

Cash and cash equivalents at beginning of period                                      8,039                     3,907
                                                                             --------------           ---------------
Cash And Cash Equivalents At End Of Period                                   $        6,750           $         5,846
                                                                             ==============           ===============

                                  EMBREX, INC.
                                    FORM 10-Q
                                 March 31, 2003

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd. and Inovoject do Brasil Ltda. (the "Company") and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, these do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

Note 2 - Critical Accounting Policies

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements in the Company's Form 10-K report for the year ended December 31, 2002, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these interim consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including but not limited to those related to:

      .  Allowance for uncollectible accounts
      .  Warranty accruals
      .  Inventory obsolescence
      .  Deferred tax assets

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

Allowance for Uncollectible Accounts

To date, the Company has not experienced any material accounts receivable collection issues. However, based on a review of cumulative balances, industry experience and the current economic environment, the Company currently reserves from 2% to 4% of accounts receivable, depending on whether the receivable is denominated in U.S. dollars or a foreign currency, of our outstanding trade accounts receivable balance as an allowance for uncollectible accounts. The consolidated balance reserved for uncollectible accounts as of March 31, 2003 was $281,000.

Warranty Accruals

To date, the Company has not experienced nor does it expect to experience any material device or product warranty issues in excess of amounts reserved. Based on sales of devices and products the Company has established a reserve for future claims. The consolidated balance reserved for warranties as of March 31, 2003 was $259,000.

Inventory Obsolescence

To date, the Company has not experienced any material inventory obsolescence. However, based on a percentage of the current product and device parts inventory levels the Company has established a reserve against future device parts obsolescence due to technological improvements and limited shelf life of product inventories. The consolidated balance reserved for product and parts obsolescence as of March 31, 2003 was $225,000.

Deferred Tax Assets

The Company records deferred tax assets to amounts that are likely to be realized. Based on the Company's recent profitability and belief that 2003 will result in an overall profit, the Company has recorded deferred tax assets of $425,000. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. However, in the event the Company was to determine that it would not be able to realize its net recorded deferred tax asset in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). This statement eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The new rules also prohibit the amortization of goodwill associated with business combinations that close after June 30, 2001. On January 1, 2002 the Company adopted this statement and it did not have a material effect on the consolidated financial statements.

In June 2001, the FASB approved Statement No. 143, "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the 2003 fiscal year and is not expected to have a material effect on the Company's financial position or results of operations.

On January 1, 2002, the Company adopted Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The adoption of this statement did not have a material effect on the consolidated financial statements.

In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 has a May 15, 2002, effective date. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". Accordingly, a gain or loss from a debt extinguishment should not be classified as an extraordinary item unless it meets the criteria for extraordinary item classification in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The adoption of this statement did not have a material effect on the consolidated financial statements.

In June 2002, the FASB approved for issuance Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement provides financial accounting and reporting guidance for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Early application is encouraged. Previously issued financial statements should not be restated. The provisions of EITF Issue 94-3 continue to apply for an exit activity initiated under an exit plan that met the criteria in EITF Issue 94-3 before SFAS No. 146 initial application. Management believes the implementation of this statement will not have a material effect upon the Company's consolidated financial statements.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim consolidated financial statements. The adoption of the disclosure only requirements of SFAS No. 148 did not have a significant impact on the Company's consolidated financial statements.

The Company accounts for the Plans under the recognition and measurement principles of Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock of the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) (in thousands, except per share amounts):

                                                       Quarter Ended March 31
                                                    ----------------------------
                                                        2003          2002
                                                        ----          ----

     Net income, as reported                           $1,275       $ 2,267
     Deduct: Total stock-based compensation
     expense determined under fair value based
     method for all awards, net of related               (302)         (648)
     tax effects

     Pro forma net income                              $  973       $ 1,619

     Earnings per share:
              Basic--as reported                       $ 0.16       $  0.28
              Basic--pro forma                         $ 0.12       $  0.20

              Diluted--as reported                     $ 0.15       $  0.26
              Diluted--pro forma                       $ 0.12       $  0.19

Note 3 - Revenues

Previously, Embrex's income statement included the line item "Inovoject(R) system revenue" which included revenues derived from all Embrex devices. This line has been renamed, "Device revenues," to more clearly reflect the sources of revenue included in that line item. Therefore, Device revenues will include revenues derived from all or a combination of Embrex devices such as Inovoject(R) system fees, Inovoject(R) system sales, Egg Remover(TM) fees, Egg Remover(TM) sales, Vaccine Saver(R) fees and Vaccine Saver(R) sales. The item "other revenue" includes income derived from contract research, grants from federal agencies, miscellaneous but minor product sales and other miscellaneous sources.

Note 4 - Net Income Per Share

Basic net income per share was determined by dividing net income available for common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all in-the-money issued and unexercised stock options.

Note 5 - Comprehensive Income

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $1.2 million and $1.4 million for the three months ended March 31, 2003 and 2002, respectively. Embrex's total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented as summarized below.

(In thousands)
(* Unaudited)
                                         March 31, 2003 *    March 31, 2002 *
                                     -------------------------------------------
Net Income                                      $ 1,275             $ 2,267
Currency Translation Adjustments                    (31)               (844)
                                     -------------------------------------------
Comprehensive Income                            $ 1,244             $ 1,423
                                     ===========================================


Note 6 - Segments

The Company operates in a single segment. The table below presents the Company's operations by geographic area:

(In thousands)
(* Unaudited)
                                         March 31, 2003 *    March 31, 2002 *
                                     -------------------------------------------
Net Revenue:
          United States                         $ 7,731             $ 8,279
          International                           3,167               3,077
                                     -------------------------------------------
Total                                           $10,898             $11,356
                                     ===========================================

                                         March 31, 2003 *   December 31, 2002
                                     -------------------------------------------
Total Assets:
          United States                         $30,758             $31,570
          International                          10,555              10,443
                                     -------------------------------------------
Total                                           $41,313             $42,013
                                     ===========================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's interim consolidated financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

Consolidated revenues for the first quarter totaled $10.9 million, representing a decrease of 4% compared to 2002 first quarter revenues of $11.4 million.

Device revenues amounted to $10.1 million for the 2003 first quarter, an increase of 5% compared to the 2002 first quarter Device revenues of $9.6 million. Most of the 2003 and 2002 Device revenues were generated from Inovoject(R) system lease fees.

Product sales, consisting principally of sales of Bursaplex(R), the Company's proprietary vaccine for the treatment of avian infectious bursal disease (IBD), decreased 21% to $0.7 million in the 2003 first quarter as compared to $0.8 million for the same period in 2002, primarily due to decreased sales in North America and Latin America.

Other revenue, consisting mainly of collaborative and grant funding, decreased $0.8 million primarily due to 2002 Cobb-Vantress funding supporting the Company's gender sort project that did not recur in first quarter of 2003.

First-quarter gross profit for device, product and other miscellaneous revenues increased from 61% in the first-quarter of 2002 to 62% for the same period in 2003 and total gross profit decreased from 64% to 62% for the same comparable periods. The first-quarter decrease in total gross profit resulted from a 4% decrease in revenues for first quarter 2003 versus first quarter 2002. This decrease is primarily due to 2002 R&D funding from Cobb-Vantress described above that did not recur in 2003. The Company believes that the gross profit for device and product revenue provides a clearer picture for investors of Embrex's operating results because the variability and amounts of revenue related to grants and contract R&D can distort the cost of operating Embrex's core business. The table below provides a GAAP reconciliation of device, product and other miscellaneous gross profit to total gross profit.

(In thousands)
(Unaudited)
                                                               Three Months
                                                              Ended March 31,
                                                             2003       2002
                                                          ----------  ---------
Device revenues                                           $   10,111     $9,602
Product revenues                                                 653        828
Other revenue - miscellaneous                                     61         26
                                                          ----------  ---------

Device, product and other misc. revenue                       10,825     10,456

Cost of revenue                                               (4,153)    (4,077)
                                                          ----------  ---------
Gross profit - devices, products and other misc. revenue       6,672      6,379
Percent of device, product and other misc. revenue                62%        61%

Other revenue - grants and contract R&D                           73        900
                                                          ----------  ---------
Total gross profit                                             6,745      7,279
Percent of total revenue                                          62%        64%

Total operating expenses amounted to $5.2 million for the first quarter of 2003 versus $4.7 million for the first quarter of 2002. General and administrative expenses were $0.4 million higher during the first quarter of 2003 due primarily to legal expenses incurred related to the Fort Dodge litigation. Sales and marketing expenses of $0.8 million for first quarter 2003 were $0.1 million higher than for the same period in 2002 due to sales tax assessments.

First quarter Research & Development expenses of $2.3 million were essentially flat compared to R&D expenses for the first quarter of 2002. This is attributable to lower contract R&D expenditures offset by increases in staff related costs.

Overall R&D expenses are attributable to expenditures in the three departments that are grouped into R&D:

The first of these, pure R&D, is responsible for expenditures associated with the work on our product portfolio and in particular the Newplex(TM) vaccine, Inovocox(TM), the in ovo Coccidiosis vaccine, and the Early Delivery programs. First quarter operating expenses for pure R&D remained flat in comparison to the same period for 2002 at $1.3 million.

The second of these, Global Product Development & Supply (GPDS), is responsible for conducting all tests and regulatory activities that enable the company to sell commercially tested and government-approved products in markets worldwide. This group is currently responsible for development and commercial testing of the Gender Sort device and overseeing construction of the Embrex Poultry Health manufacturing facility. First quarter GPDS operating expenses increased 40% over the same period in 2002 to $0.7 million. This is due to increased staff-related expenses that occurred as a result of a functional realignment of the Gender Sort team.

The third department of R&D is Manufacturing & Engineering, which make design modifications and improvements to the Inovoject(R) system, Vaccine Saver(R) and Egg Remover(TM) devices as well as final assembly and testing prior to installation of a Company device at a customer's hatchery. First quarter 2003 operating expenses for Manufacturing and Engineering decreased 40% or $0.2 million over the same period for 2002 due to lower contract R&D expenses related to the Gender Sort project and functional realignment of the Gender Sort team.

Net other income amounted to $106,000 for the first quarter of 2003 compared to $52,000 for the first quarter of 2002. The $54,000 change is primarily attributable to the resulting increase in interest income from higher cash balances during the first quarter 2003 along with recognized currency gains primarily due to the appreciation of the British Pound Sterling against the U.S. Dollar.

First quarter pre-tax net income was $1.7 million, a decrease of 37% compared to pre-tax net income of $2.7 million for the same period in 2002, primarily due to Cobb-Vantress funding of the Gender Sort project in 2002 that did not recur in 2003. Net income was $1.3 million during the first quarter of 2003, a decrease of 44% compared to net income of $2.3 million for the first quarter of 2002. Income taxes increased 5% due to a ten percentage point increase in the effective tax rate from 15% in 2002 to 25% for the first quarter of 2003 as net operating loss carry-forwards were utilized during 2002. Net income per common share was $0.15 for the 2003 first quarter based on 8.4 million weighted average diluted shares outstanding, compared to net income of $0.26 per share based on
8.7 million weighted average diluted shares outstanding in the first quarter of 2002.

The Company estimates that as of March 31, 2003, it was vaccinating in excess of 80% of the broiler birds grown in the United States during the first three months of 2003. Given its market penetration, the Company expects only minor revenue and earnings growth in 2003 from existing Inovoject(R) system operations in the United States and Canada, higher revenue and earnings growth from new device leases in the United States and other countries, and sales of Bursaplex(R) product to poultry producers in the United States and other countries. However, the rate at which the marketplace will accept the Inovoject(R) system technology outside the United States and Canada, possible competition arising within the United States since the expiration of the Company's USDA patent in June 2002, the timing of regulatory approvals of Bursaplex(R) and third-party vaccines for in ovo use outside the United States and Canada, start-up costs in new markets, possible variability in United States hatchery bird production as a result of grain price fluctuations, and variability in the demand for, and pricing of, U.S. poultry and poultry products both inside and outside the United States, will impact the pace of revenue growth, if any, and the sustainability of profitability from the installation and operation of Company devices. The Company currently has devices either installed or on trial in 33 countries, including the United States and Canada.

Bursaplex(R) is a product which uses the Company's Viral Neutralizing Factor (VNF(R)) technology to form an antibody-vaccine virus complex when combined with an infectious bursal disease (IBD) virus. To date, regulatory approval for Bursaplex(R) has been received in 26 countries including the United States, and regulatory approval is temporary or pending in 7 countries. During the second quarter of 2001, Fort Dodge notified Embrex that it did not intend to market Bursamune(R) (see Item 1, "Legal Proceedings" of Part II - "Other Information" for more information regarding Bursamune(R) and the Company's litigation against Fort Dodge).

For the rest of 2003, the goals of management are to maintain modest revenue growth and profitability, to continue efforts to achieve worldwide placements of its devices, to obtain regulatory approvals and initiate marketing of Bursaplex(R) in these markets, to continue development of proprietary in ovo vaccines and to develop enhancements to the Inovoject(R) system and other devices. Growth in device and product revenues during 2003 will be dependent on the rate at which markets outside the United States and Canada accept the Inovoject(R) system technology and related devices, possible competition within the United States due to the Company's USDA patent expiring in June 2002, the timing of regulatory approvals for Bursaplex(R) and third-party vaccines for in ovo use outside the United States and Canada, start-up costs in new markets, possible variability in United States bird production as a result of grain price fluctuations and other factors, and variability in demand for, and pricing of, U.S. poultry and poultry products both inside and outside the United States

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At March 31, 2003, the Company's cash and cash equivalents amounted to $6.8 million, down $1.2 million from $8.0 million on hand at year-end 2002.

Operating activities generated $2.2 million in cash during the first three months of 2003. Cash was provided by net income of $1.3 million, depreciation of $1.3 million, and decreases in accounts receivable, inventories and other current assets of $1.2 million, and was offset by reductions in accounts payable and accrued expenses of $1.6 million.

During the first quarter, investing activities used a net $3.1 million of cash, partially attributable to the $1.3 million used for construction of the Embrex Poultry Health facility. The remaining $1.4 million expended was for additional devices and other capital expenditures.

Financing activities used $0.3 million, primarily due to the repurchase of common stock through the Company's share repurchase program, which is described below. The issuance of Common Stock for the exercise of stock options provided $0.1 million, but was offset by the $0.4 million used to fund the share repurchase program.

As of March 31, 2003, the Company had outstanding purchase commitments of approximately $2.0 million related to the gender sort project, the in ovo Coccidiosis vaccine project, the production of the Company's Bursaplex(R) product, VNF(R) for the manufacture of Bursaplex(R) and materials and supplies for the construction and maintenance of its devices.

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

In August 2002, the Company announced that the Board of Directors authorized a share repurchase program (the "2002 Repurchase Program") to purchase up to 6% of outstanding shares of Common Stock, or up to approximately 500,000 shares over 17 months, in open market or privately negotiated transactions. The Company purchased 66,500 shares of its Common Stock in 2002 for $0.8 million at an average price of $11.88 per share. During the first quarter of 2003 the Company continued to purchase shares and has now completed 24% of the current program. The total purchases for this program as of March 31, 2003 are 120,500 shares of Common Stock through March 31, 2003 for $1.2 million at an average price of $9.88 per share.

The Company has a $6.0 million secured revolving line of credit with its bank, Branch Banking and Trust Company, which may be used for working capital purposes. The term of this line of credit has been extended and will now expire in April 2004. At March 31, 2003 there were no outstanding borrowings under this line of credit facility.

Based on its current operations, management believes that available cash and cash equivalents, together with cash flow from operations, external funds for R&D projects and its bank line of credit, will be sufficient to meet its cash requirements as these currently exist, but may continue to explore additional, alternative funding opportunities with respect to collaborative ventures, new product development and construction of Embrex Poultry Health's biological manufacturing facility.

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

The Company cautions that any such forward-looking statements include statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially. Risks include without limitation the degree of growth in the poultry industry in the U.S. and globally, market acceptance and cost of expansion in new geographic markets and with new products, including the Company's ability to penetrate new markets and the degree of market acceptance of new products, the outcome of the Company's patent litigation appeal and litigation against Fort Dodge, the complete commercial development of potential future products on a cost effective basis and the ability to obtain regulatory approval of products. Such approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, and potential changes in regulations. Additional information on these risks and other factors which could affect the Company's consolidated financial results are included in the Risk Factors described in Exhibit 99 to this report and in the Company's other filings with the Securities and Exchange Commission, including the Company's Forms 10-Q, 10-K and 8-K. This Form 10-Q includes certain non-GAAP financial measures as defined under SEC rules. In accordance with these rules, this Form 10-Q includes reconciliations of those measures to comparable GAAP measures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential loss arising from adverse changes in market rates and prices. The Company's primary market risk exposure is attributable to changes in foreign currency exchange rates. Approximately 29% of revenues for the first quarter of 2003 and 31% of revenues for the year ended December 31, 2002 were derived from operations outside the United States. The Company's interim consolidated financial statements are denominated in U.S. Dollars and, accordingly, changes in exchange rates between foreign currencies and the U.S. Dollar will affect the translation of subsidiaries' financial results into U.S. Dollars for purposes of reporting consolidated financial results. During the first quarter of 2003, the U.S. Dollar weakened against the Euro and Pound Sterling compared to the same period in 2002. For the same period the U.S. Dollar strengthened against select Latin American currencies. If average exchange rates during the first quarter of 2003 had remained the same as the average exchange rate during the same period of 2002, the Company's 2003 revenues would have been slightly lower than reported. The calculated change was below $10,000 or less than 1% of the Company's first quarter 2003 revenues.

Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders' equity were ($31,000) at March 31, 2003 as compared with ($884,000) at March 31, 2002. This $853,000 change was mainly attributable to exchange rate differences between the U.S. Dollar, Euro and Pound Sterling and relates to differences in invoice versus receipt.

Item 4.  Controls and Procedures

Based on the Company's most recent evaluation, which was completed within 90 days of the filing of this Form10-Q, the Company's Chief Executive Officer and Vice President, Finance and Administration believe the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission's rules and forms. Other than arising from the review described below, there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company continues to review and evaluate its internal controls, including in its international offices, as part of a review process established in late 2001. In certain of the Company's smaller offices, it is impracticable to maintain a number of personnel to establish separation of responsibilities for review and approval of transactions or other accounting or control functions. In order to address this, the Company has established greater supervision of these functions by personnel in the corporate office and intends to utilize an internal audit program with respect to these offices. The Company may take further actions as it may deem desirable based on its continuing reviews and evaluations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

During the second quarter of 2001, Fort Dodge advised its distributors that certain other Fort Dodge products, which compete with Bursamune(R) in ovo IBD vaccine, could potentially be used in ovo in place of Bursamune(R). Also, Fort Dodge has informed Embrex that it has discontinued manufacturing and does not intend to market or seek further regulatory approvals for Bursamune(R). Embrex believes Fort Dodge remains obligated under its agreements with Embrex. After discussions with Fort Dodge to reach resolution on this matter were unsuccessful, the Company filed a complaint in April 2002 in Wake County Superior Court, North Carolina against Fort Dodge Australia, Pty. Ltd. and Wyeth, alleging breach of contractual obligations to develop, register and market Bursamune(R) in the territories of Europe, the Middle East and Africa, unfair and deceptive trade practices and related claims. In May 2002, the case was moved to the United States District Court for the Eastern District of North Carolina. In July 2002, Wyeth asserted a counterclaim against Embrex alleging breach of contract and related claims, which Embrex intends to vigorously defend. In January of 2003, Embrex amended its complaint to add seven entities that are subsidiaries of or otherwise affiliated with Wyeth as additional defendants. In responding to the amended complaint, the original defendants withdrew five of seven counterclaims. Embrex does not expect to generate further revenues from either the sales of VNF(R) to Fort Dodge or the royalties generated from Fort Dodge's Bursamune(R) sales.

For a description of certain patent infringement proceedings initiated by the Company and related legal proceedings, see the Company's Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

   Exhibit Number     Description of Document
   --------------     -----------------------

        10.1          Change In Control Severance Agreement dated April 12, 2002 between Embrex and Joseph P. O'Dowd
          99          Risk Factors relating to the Company

(b) Reports on Form 8-K.

On January 9, 2003, the Company furnished a report under Item 5 of Form 8-K describing the Board of Directors Authorization to amend the Company's "Rights Agreement" regarding ownership of the Company's common stock.

On March 28, 2003, the Company furnished a report under Item 9 of Form 8-K with the written statements of the Company's chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002. Information furnished in such Form 8-K is not deemed filed with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2003

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

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: May 13, 2003

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

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: May 13, 2003

                                      /s/ Don T. Seaquist
                                      -------------------
                                      Don T. Seaquist
                                      Vice President, Finance and Administration

                                  EXHIBIT INDEX

Exhibit Number    Description of Document
--------------    -----------------------

      10.1         Change In Control Severance Agreement dated April 12, 2002 between Embrex and Joseph P. O'Dowd
        99         Risk Factors relating to the Company