Form 10-Q
period 2003-06-30
EMBREX INC /NC/
filed 2003-08-05
CIK 878725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

Commission File No. 000-19495

Embrex, Inc.

(Exact name of registrant as specified in its charter)

North Carolina	56-1469825
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1040 Swabia Court, Durham, NC	27703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone no. including area code: (919) 941-5185

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☒  No  ☐

The number of shares of Common Stock, $0.01 par value, outstanding as of July 25, 2003 was 8,158,893.

EMBREX, INC.

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Financial Statements

Embrex, Inc.

Consolidated Balance Sheets
(Dollars in thousands)
	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,283	$8,039
Restricted cash	259	255
Accounts receivable—trade, net	7,233	6,565
Inventories:
Materials and supplies	1,626	1,603
Product	1,109	937
Other current assets	2,535	1,409

Total Current Assets	22,045	18,808
Land	147	129
Devices under construction	1,406	1,651
Devices	37,082	34,825
Less accumulated depreciation	(28,493)	(27,162)

	8,589	7,663
Equipment, Furniture and Fixtures	18,948	14,942
Less accumulated depreciation and amortization	(6,786)	(5,781)

	12,162	9,161
Other Assets:

Goodwill, patents and exclusive licenses of patentable technology (net of accumulated amortization of $338 in 2003 and $275 in 2002)	2,386	2,158
Other long-term assets	2,675	2,443

Total Assets	$49,410	$42,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$714	$755
Accrued expenses	5,164	3,742
Deferred revenue	689	39
Product warranty accrual	260	267
Current portion of capital lease obligations	4	-0-

Total Current Liabilities	6,830	4,803
Capital Lease Obligations, less current portion	12	-0-
Long-term debt, less current portion	47	46

Shareholders’ Equity
Common Stock,$.01 par value:
Authorized—30,000,000 shares Issued and outstanding—8,158,893 net of 1,344,716 treasury shares and 8,162,362 net of 1,241,716 treasury shares at June 30, 2003 and December 31, 2002, respectively	94	93
Additional paid-in capital	62,335	61,895
Accumulated other comprehensive loss	(709)	(1,273)
Accumulated deficit	(3,399)	(8,559)
Treasury stock	(15,801)	(14,992)
Total Shareholders’ Equity	42,520	37,164

Total Liabilities and Shareholders’ Equity	$49,410	$42,013

Embrex, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Revenues
Device revenues	$11,579	$9,818	$21,690	$19,421
Product sales	409	722	1,062	1,550
Other revenue	125	305	259	1,231

Total Revenues	12,113	10,845	23,011	22,202
Cost of Device Revenues and Product Sales	5,333	4,379	9,486	8,455

Gross Profit	6,780	6,466	13,525	13,747

Operating Expenses
General and administrative	1,174	1,369	3,256	3,033
Sales and marketing	724	540	1,501	1,201
Research and development	2,608	2,445	4,910	4,788

Total Operating Expenses	4,506	4,354	9,667	9,022
Operating Income	2,274	2,112	3,858	4,725
Other Income (Expense)
Interest income	31	59	88	99
Interest expense	(4)	(4)	(1)	(8)
Foreign currency gain/(loss)	(34)	-0-	11	16
Other Income	3,791	-0-	3,791	-0-

Total Other Income	3,784	55	3,889	107

Income Before Taxes	6,058	2,167	7,747	4,832
Income Taxes	2,173	450	2,587	846

Net Income	$3,885	$1,717	$5,160	$3,986

Net Income per share of Common Stock:
Basic	$0.48	$0.21	$0.63	$0.49
Diluted	$0.46	$0.19	$0.62	$0.45

Number of Shares Used in Per Share Calculation:
Basic	8,143	8,125	8,194	8,078
Diluted	8,379	8,985	8,381	8,863

Embrex, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30
	2003	2002
Operating Activities
Net income	$5,160	$3,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,597	2,333
Loss on sale of fixed assets	(6)	(7)
Change in deferred tax asset	(300)	-0-
Changes in operating assets and liabilities:
Accounts receivable, inventories and other current assets	(1,993)	523
Accounts payable, accrued expenses, deferred revenue and warranty accrual	2,023	(1,120)

Net Cash Provided By Operating Activities	7,481	5,715
Investing Activities
Land acquisition	(18)	-0-
Purchases of devices, equipment, furniture and fixtures	(6,202)	(2,250)
Additions to patents and other non-current assets	(213)	(232)

Net Cash Used in Investing Activities	(6,433)	(2,482)
Financing Activities
Issuance of common stock	441	1,522
Repurchase of common stock	(809)	-0-

Net Cash Provided By (Used In) Financing Activities	(368)	1,522
Increase in cash and cash equivalents	680	4,755
Currency translation adjustments	564	(1,008)
Cash and cash equivalents at beginning of period	8,039	3,907

Cash And Cash Equivalents At End Of Period	$9,283	$7,654

EMBREX, INC.

FORM 10-Q

June 30, 2003

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd., Inovoject do Brasil Ltda. and Embrex Poultry Health, LLC (the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

Note 2—Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in the Company’s Form 10-K report for the year ended December 31, 2002, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these interim consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including but not limited to those related to:

•	Allowance for uncollectible accounts

•	Warranty accruals

•	Inventory obsolescence

•	Deferred tax assets

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

Allowance for Uncollectible Accounts

To date, the Company has not experienced any material accounts receivable collection issues. However, based on a review of cumulative balances, industry experience and the current economic environment, the Company currently reserves from 2% to 4% of accounts receivable, depending on whether the receivable is denominated in U.S. dollars or a foreign currency, of our outstanding trade accounts receivable balance as an allowance for uncollectible accounts. The consolidated balance reserved for uncollectible accounts as of June 30, 2003 was $394,000.

Warranty Accruals

To date, the Company has not experienced nor does it expect to experience any material device or product warranty issues in excess of amounts reserved. Based on sales of devices and products, the Company has established a reserve for future claims. The consolidated balance reserved for warranties as of June 30, 2003 was $260,000.

Inventory Obsolescence

To date, the Company has not experienced any material inventory obsolescence. However, based on a percentage of the current product and device parts inventory levels, the Company has established a reserve against future device parts obsolescence due to technological improvements and limited shelf life of product inventories. The consolidated balance reserved for product and parts obsolescence as of June 30, 2003 was $263,000.

Deferred Tax Assets

The Company records deferred tax assets to amounts that are likely to be realized. Based on the Company’s recent profitability and belief that 2003 will result in an overall profit, the Company has recorded deferred tax assets of $600,000. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. However, in the event the Company was to determine that it would not be able to realize its net recorded deferred tax asset in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim consolidated financial statements. The adoption of the disclosure provisions of SFAS No. 148 did not have a significant impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities, or VIE’s. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. The on-going disclosure and consolidation requirements are effective for all interim financial periods beginning after June 15, 2003. We are currently in the process of determining the impact, if any, of FIN 46 on our results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard becomes effective for us, generally, for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 had no impact on our results of operations or financial position for the three months ending, nor as of, June 30, 2003.

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

	Three Months Ended June 30 (unaudited)		Six Month Ended June 30 (unaudited)
	2003	2002	2003	2002
Net income, as reported	$3,885	$1,717	$5,160	$3,986
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(330)	(494)	(614)	(1,140)

Pro forma net income	$3,555	$1,223	$4,546	$2,846
Earnings per share:
Basic—as reported	$0.48	$0.21	$0.63	$0.49
Basic—pro forma	$0.44	$0.15	$0.61	$0.35
Diluted—as reported	$0.46	$0.19	$0.62	$0.45
Diluted—pro forma	$0.42	$0.14	$0.54	$0.32

Note 3—Revenues

Previously, Embrex’s income statement included the line item “Inovoject® system revenue” which included revenues derived from all Embrex devices. This line has been renamed, “Device revenues,” to more clearly reflect the sources of revenue included in that line item. Therefore, Device revenues will include revenues derived from all or a combination of Embrex devices such as Inovoject® system fees, Inovoject® system sales, Egg Remover™ fees, Egg Remover™ sales, Vaccine Saver® fees and Vaccine Saver® sales. The item “other revenue” includes revenues derived from contract research, grants from federal agencies, miscellaneous but minor product sales and other miscellaneous sources.

Note 4—Net Income Per Share

Basic net income per share was determined by dividing net income available for common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all in-the-money issued and unexercised stock options.

Note 5—Comprehensive Income

In June 1997, the FASB issued Statement No. 130, “Reporting Comprehensive Income” (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $5.7 million and $3 million for the six months ended June 30, 2003 and 2002, respectively. Embrex’s total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented as summarized below.

(In thousands) (* Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2003*	2002*	2003*	2002*
Net Income	$3,885	$1,719	$5,160	$3,986
Currency Translation Adjustments	595	(164)	564	(1,008)

Comprehensive Income	$4,480	$1,555	$5,724	$2,978

Note 6—Segments

The Company operates in a single segment. The table below presents the Company’s operations by geographic area:

(In thousands) (* Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2003 *	2002 *	2003 *	2002*
Total Revenue:
United States	$7,674	$7,762	$15,405	$16,041
International	4,439	3,083	7,606	6,161

Total	$12,113	$10,845	$23,011	$22,202

(In thousands) (* Unaudited)	June 30, 2003 *	December 31, 2002
Total Assets:
United States	$33,684	$31,570
International	15,726	10,443

Total	$49,410	$42,013

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s interim consolidated financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 and 2002

Consolidated revenues for the second quarter totaled $12.1 million, representing an increase of 12% compared to 2002 second quarter revenues of $10.8 million.

Device revenues amounted to $11.6 million for the 2003 second quarter, an increase of 18% compared to the 2002 second quarter Device revenues of $9.8 million. A majority of the increase in 2003 Device revenues was generated from a $1.1 million increase in Device sales.

Product sales, consisting principally of sales of Bursaplex®, the Company’s proprietary vaccine for the treatment of avian infectious bursal disease (IBD), decreased 43% to $0.4 million in the 2003 second quarter as compared to $0.7 million for the same period in 2002, primarily due to lower sales in Japan and other Asian markets.

Other revenue, consisting mainly of collaborative and grant funding, decreased $0.2 million primarily due to variability of the grant funding for R&D projects.

Second-quarter gross margin for device, product and other miscellaneous revenues decreased from 59% in the second-quarter of 2002 to 56% for the same period in 2003. Additionally, total gross margin decreased from 60% to 56% for the same period. The second-quarter decrease in total gross margin resulted from a 22% increase in cost of revenues and a 12% increase in revenues for second quarter 2003 versus second quarter 2002 due to product mix. The Company believes that the gross margin for device and product revenue provides a clearer picture for investors of Embrex’s operating results because the variability and amounts of revenue related to grants and contract R&D can distort the cost of operating Embrex’s core business. The table below provides a GAAP reconciliation of device, product and other miscellaneous gross profit to total gross profit.

	Three Months Ended June 30,
(In thousands) (Unaudited)	2003	2002
Device revenues	$11,579	$9,818
Product sales	409	722
Other revenue—miscellaneous	67	49

Device, product and other misc. revenue	12,055	10,589
Cost of revenue	(5,333)	(4,379)

Gross profit—devices, products and other misc. revenue	6,722	6,210
Percent of device, product and other misc. revenue	56%	59%
Other revenue—grants and contract R&D	58	256

Total gross profit	6,780	6,466
Percent of total revenue	56%	60%

Total operating expenses amounted to $4.5 million for the second quarter of 2003 versus $4.4 million for the second quarter of 2002. General and administrative expenses were $0.2 million lower during the second quarter of 2003 due to $1.2 million of legal fees related to the Fort Dodge litigation that were reclassified to other income offsetting the $5.0 million settlement.

Sales & Marketing operating expenses increased $0.2 million for the second quarter 2003 to $0.7 million from $0.5 million for the same period in 2002.

Second quarter Research & Development expenses of $2.6 million increased $0.2 million over the same period in 2002. This is attributable to increases in staff related costs in 2003.

The Company’s overall research and development expenses reflect expenditures incurred in three distinct departments:

The first of these, R&D, is responsible for expenditures associated with the work on our product portfolio and in particular the Newplex™ vaccine, Inovocox™, the in ovo coccidiosis vaccine, and the Early Delivery programs. Second quarter operating expenses for R&D were $1.3 million, a decrease of $0.1 million in comparison to the same period for 2002.

The second of these, Global Product Development & Supply (GPDS), is responsible for development and testing of commercial machine devices and supply of biological products. This group is currently responsible for development and commercial testing of the Gender Sort device and overseeing construction of the Embrex Poultry Health manufacturing facility for the production of Inovocox™, the in ovo coccidiosis vaccine. Second quarter GPDS operating expenses increased 62% over the same period in 2002 to $0.9 million. This is due to increased staff-related expenses that occurred as a result of a realignment of the Gender Sort team from R&D to GPDS.

The third department of R&D is Manufacturing & Engineering, which makes design modifications and improvements to the Inovoject® system, Vaccine Saver® and Egg Remover™ devices, as well as final assembly and testing prior to installation of a Company device at a customer’s hatchery. Second quarter 2003 operating expenses for Manufacturing and Engineering decreased 16%, or $0.1 million, in comparison to the same period for 2002 due to lower contract R&D expenses related to the Gender Sort project and functional realignment of the Gender Sort team.

Net other income amounted to $3.8 million for the second quarter of 2003 compared to $55 thousand of net other income for the second quarter of 2002. This increase in other income is attributable to the settlement of the $5.0 million Fort Dodge litigation in June 2003, adding $3.8 million of other income to the second quarter of 2003.

Second quarter pre-tax net income was $6.1 million, a threefold increase compared to pre-tax net income of $2.2 million for the same period in 2002, primarily due to the settlement with Fort Dodge. Net income was $3.9 million during the second quarter of 2003, including $2.1 million attributable to the Fort Dodge settlement, an increase of 126% compared to net income of $1.7 million for the second quarter of 2002. Income taxes increased nearly fivefold due to a fifteen percentage point increase in the effective tax rate from 21% in 2002 to 36% for the second quarter of 2003 as net operating loss carry-forwards were utilized during 2002. Net income per common share was $0.46, including $0.24 attributable to the Fort Dodge settlement, for the second quarter of 2003 based on 8.4 million weighted average diluted shares outstanding, compared to net income of $0.19 per share based on 9.0 million weighted average diluted shares outstanding in the second quarter of 2002. See Item 1—”Legal Proceedings” under Part II below.

Six Months Ended June 30, 2003 and 2002

Consolidated revenues totaled $23.0 million for the first half of 2003, representing an increase of 4% over 2002 first half revenues of $22.2 million.

Device revenues amounted to $21.7 million for the first half of 2003, an increase of 12% over 2002 first half revenues of $19.4 million. Most of the 2003 and 2002 Device revenues were generated from Inovoject® system lease fees. The increase in Device® revenues was attributable to a $1.2 million increase in device sales, in addition to increased injection activity in North America and Europe.

Sales of Bursaplex® were the principal source of $1.1 million of product revenue in the 2003 first half and $1.6 million in the 2002 first half. Product sales decreased 31% during the first half of 2003 compared to product sales during the first half of 2002 and were primarily due to lower sales in Japan and Asia.

The first-half decrease in total gross margin from 62%, for 2002 results, to 59% in 2003 resulted primarily from an eighty-nine percent decrease in revenue from collaborations and grants. This revenue decrease is largely due to non-recurring funding from Cobb-Vantress supporting the Company’s gender sort project and a minor variation in other grant fees. Gross margin for device, product and other miscellaneous revenues, which excludes revenues from collaborations and grants, would have been 59% for the first half of 2003, a one point decrease under the second half of 2002 gross margin of 60%. The table below provides a GAAP reconciliation of device, product and other miscellaneous gross profit to total gross profit.

	Six Months Ended June 30,
(In thousands) (Unaudited)	2003	2002
Device revenues	$21,690	$19,421
Product sales	1,062	1,550
Other revenue—miscellaneous	128	75

Device, product and other misc. revenue	22,880	21,046
Cost of revenue	(9,486)	(8,455)

Gross profit—devices, products and other misc. revenue	13,394	12,591
Percent of device, product and other misc. revenue	59%	60%
Other revenue—grants and contract R&D	131	1,155

Total gross profit	13,525	13,746
Percent of total revenue	59%	62%

Total operating expenses amounted to $9.7 million for the first half of 2003 and $9.0 million for the first half of 2002. General and administrative expenses were $0.2 million higher during the first half of 2003 due primarily to increased staff related expenses and Sarbanes-Oxley related legal and accounting fees, which were offset by the reclassification of $1.2 million of Fort Dodge legal expenses. Research and development expenses increased $0.1 million to $4.9 million for the first half of 2003 and were related to increases in staff related costs as well.

Lower than anticipated Bursaplex® revenue and non-operating revenue, consisting primarily of revenue from collaborations and grants, resulted in an 18% decrease in the first-half operating income of $3.9 million from $4.7 million for the same period in 2002. An increase in the effective tax rate from 18% during the first half of 2002 to 33% for the first half of 2003 resulted in a $1.7 million increase in income tax expense. The increase in the effective tax rate is primarily due to the accrual of income taxes for the Fort Dodge settlement and the utilization of remaining net loss carry-forwards during 2002. Other income increased $3.8 million over the first half of 2002, primarily attributable to a financial settlement with Fort Dodge. This resulted in net income of $5.2 million for the first half of 2003, including $2.1 million attributable to the Fort Dodge settlement, which is a 30% increase over the same period in 2002 of $4.0 million. Diluted net income per common share was $0.62, including $0.24 attributable to the Fort Dodge settlement, for the first six months of 2003 based on 8.4 million average shares outstanding, compared to diluted net income per common share of $0.45 based on 8.9 million average shares outstanding in the first half of 2002.

The Company estimates that as of June 30, 2003, it was vaccinating in excess of 80% of the broiler birds grown in the United States during the second quarter of 2003. Given its market penetration, the Company expects only minor revenue and earnings growth in 2003 from existing Inovoject® system operations in the United States and Canada, but higher revenue and earnings growth from device sales and new device leases in the United States and other countries, and sales of Bursaplex® product to poultry producers in the United States and other countries. However, the rate at which the marketplace will accept the Inovoject® system and other device technology outside the United States and Canada, possible competition arising within the United States since the expiration of the Company’s USDA patent in June 2002, the timing of regulatory approvals of Bursaplex® and Newplex™ and third-party vaccines for in ovo use outside the United States and Canada, start-up costs in new markets, possible variability in United States hatchery bird production as a result of grain price fluctuations, and variability in the demand for, and pricing of, U.S. poultry and poultry products both inside and outside the United States, will impact the pace of revenue growth, if any, and the sustainability of profitability from the installation and operation of Company devices. The Company currently has devices either installed or on trial in 33 countries, including the United States and Canada.

Bursaplex® is a product which uses the Company’s Viral Neutralizing Factor (VNF®) technology to form an antibody-vaccine virus complex when combined with an infectious bursal disease (IBD) virus. To date, regulatory approval for Bursaplex® has been received in 24 countries including the United States, and regulatory approval is temporary or pending in 5 countries. During the second quarter of 2001, Fort Dodge notified Embrex that it did not intend to market Bursamune® (see Item 1, “Legal Proceedings” of Part II—“Other Information” for more information regarding Bursamune® and the Company’s litigation against Fort Dodge).

For the rest of 2003, the goals of management are to maintain modest revenue growth and profitability, to continue efforts to achieve worldwide placements of its devices, to obtain regulatory approvals and initiate marketing of Bursaplex® and Newplex™ in these markets, to continue development of proprietary in ovo vaccines and to develop enhancements to the Inovoject® system and other devices. Growth in device and product revenues during 2003 will be dependent on the rate at which markets outside the United States and Canada accept the Inovoject® system technology and related devices, possible competition within the United States due to the Company’s USDA patent expiring in June 2002, the timing of regulatory approvals for Bursaplex® and Newplex™ and third-party vaccines for in ovo use outside the United States and Canada, start-up costs in new markets, possible variability in United States bird production as a result of grain price fluctuations and other factors, and variability in demand for, and pricing of, U.S. poultry and poultry products both inside and outside the United States.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At June 30, 2003, the Company’s cash and cash equivalents amounted to $9.3 million, up $1.2 million from $8.0 million on hand at year-end 2002.

Operating activities generated $7.5 million in cash during the first half of 2003. Cash was provided by net income of $5.2 million, depreciation of $2.6 million, increases in accounts payable and accrued expenses of $2.0 million and deferred revenue of $0.7 million. This was offset by increases in accounts receivable, inventories and other current assets of $2.0 million, and increases in deferred tax assets of $0.3 million.

During the first half of 2003, investing activities used a net $6.4 million of cash, partially attributable to the $4.7 million used for construction of the Embrex Poultry Health manufacturing facility. The remaining $1.7 million expended was for additional devices and other capital expenditures.

Financing activities used $0.4 million, primarily due to the repurchase of Common Stock through the Company’s share repurchase program, which is described below. The issuance of Common Stock for the exercise of stock options provided $0.4 million, but was offset by the $0.8 million used to fund the share repurchase program.

As of June 30, 2003, the Company had outstanding purchase commitments of approximately $2.8 million related to the Gender Sort project, the in ovo coccidiosis vaccine project, the production of the Company’s Bursaplex® product, VNF® for the manufacture of Bursaplex® and materials and supplies for the construction and maintenance of its devices.

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

In August 2002, the Company announced that the Board of Directors authorized a share repurchase program (the “2002 Repurchase Program”) to purchase up to 6% of outstanding shares of Common Stock, or up to approximately 500,000 shares over 17 months, in open market or privately negotiated transactions. The Company purchased 66,500 shares of its Common Stock in 2002 for $0.8 million at an average price of $11.88 per share. During the first two quarters of 2003, the Company continued to purchase shares and has now completed 34% of the current program. The total purchases for this program as of June 30, 2003 are 169,500 shares of Common Stock for $1.2 million at an average price of $9.44 per share.

The Company has a $6.0 million secured revolving line of credit with its bank, Branch Banking and Trust Company, which may be used for working capital purposes. The term of this line of credit has been extended and will now expire in April 2004. At June 30, 2003 there were no outstanding borrowings under this line of credit facility.

On April 30, 2003, Embrex entered into a Term Loan and Security Agreement with Advanced Automation, Inc., under which the principal amount of $2.5 million outstanding under an April 2001 Credit Agreement between the parties was converted into a term loan with monthly payments through May 1, 2010. Also on April 30, 2003, Advanced Automation entered into a Services Agreement with Embrex, under which Embrex makes payments to Advanced Automation based on monthly invoices through July 1, 2010. Embrex expects the payments to Advanced Automation related to services will exceed the loan payments from Advanced Automation.

Based on its current operations, management believes that available cash and cash equivalents, together with cash flow from operations, external funds for R&D projects and its bank line of credit, will be sufficient to meet its cash requirements as these currently exist, but may continue to explore additional, alternative funding opportunities with respect to collaborative ventures, new product development and construction of Embrex Poultry Health’s manufacturing facility.

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

The Company cautions that any such forward-looking statements include statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially. Risks include without limitation the degree of growth in the poultry industry in the U.S. and globally, market acceptance and cost of expansion in new geographic markets and with new products, including the Company’s ability to penetrate new markets and the degree of market acceptance of new products, the complete commercial development of potential future products on a cost effective basis and the ability to obtain regulatory approval of products. Such approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, and potential changes in regulations. Additional information on these risks and other factors which could affect the Company’s consolidated financial results are included in the Risk Factors described in Exhibit 99 to this report and in the Company’s other filings with the Securities and Exchange Commission, including the Company’s Forms 10-Q, 10-K and 8-K. This Form 10-Q includes certain non-GAAP financial measures as defined under SEC rules. In accordance with these rules, this Form 10-Q includes reconciliations of those measures to comparable GAAP measures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential loss arising from adverse changes in market rates and prices. The Company’s primary market risk exposure is attributable to changes in foreign currency exchange rates. Approximately 33% of revenues for the second quarter of 2003 and 28% of revenues for the year ended December 31, 2002 were derived from operations outside the United States. The Company’s interim consolidated financial statements are denominated in U.S. Dollars and, accordingly, changes in exchange rates between foreign currencies and the U.S. Dollar will affect the translation of subsidiaries’ financial results into U.S. Dollars for purposes of reporting consolidated financial results. During the first half of 2003, the U.S. Dollar weakened against the Argentine Peso and Brazilian Real compared to the same period in 2002. For the same period the U.S. Dollar strengthened against the Pound Sterling, Euro and Australian Dollar. If average exchange rates during the first half of 2003 had remained the same as the average exchange rate during the same period of 2002, the Company’s 2003 revenues would have been slightly lower than reported. The calculated change was below $10,000 or less than 1% of the Company’s first half 2003 revenues.

Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders’ equity were ($0.7 million) at June 30, 2003 as compared with ($1.3 million) at June 30, 2002. This $0.6 million change was mainly attributable to exchange rate differences between the U.S. Dollar, Euro and Pound Sterling and relates to differences in invoice versus receipt.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Vice President, Finance and Administration, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Vice President, Finance and Administration (the Company’s Chief Financial Officer) believe, as of the end of the period covered by this report, the Company’s disclosure controls and procedures provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Other than arising from the review described below, there have been no changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review and evaluate its internal controls, including in its international offices, as part of a review process established in late 2001. In certain of the Company’s smaller offices, it is impracticable to maintain a number of personnel to establish separation of responsibilities for review and approval of transactions or other accounting or control functions. In order to address this, the Company has established greater supervision of these functions by personnel in the corporate office and utilizes an internal audit program with respect to these offices. The Company may take further actions as it may deem desirable based on its continuing reviews and evaluations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company filed a lawsuit in April 2002 against Fort Dodge Australia, Pty. Ltd. and Wyeth, alleging breach of contractual obligations to develop, register and market Bursamune® in the territories of Europe, the Middle East and Africa, unfair and deceptive trade practices and related claims. In July 2002, Wyeth asserted a counterclaim against Embrex alleging breach of contract and related claims. On June 30, 2003, Embrex announced that it had settled the litigation against Fort Dodge and Wyeth. Under the terms of the settlement, Embrex and Fort Dodge dismissed all claims pending between them in return for payment to Embrex by Fort Dodge of $5.0 million.

For a description of certain patent infringement proceedings initiated by the Company and related legal proceedings, see the Company’s Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003.

Item 2. Changes in Securities

On or about May 23, 2003, Embrex issued 2,660 shares of Common Stock as partial payment for services rendered by an agent. Embrex received no cash consideration for the shares. The shares were not registered under the Securities Act of 1933. An exemption from registration was claimed by Embrex under Section 4(6) and under Rule 506 of the Securities Act of 1933; the vendor is an accredited investor under Rule 501.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 15, 2003 the Annual Meeting of Shareholders was held and the following matters were submitted to the shareholders for a vote. There were 7,552,226 shares represented at the meeting in person or by proxy and set forth below is a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes. There were no broker non-votes regarding the election of directors.

Election of Directors:

Director	Votes For	Votes Withheld	Votes Against	Votes Abstained	Totals
C. Daniel Blackshear	7,190,242	361,984	n/a	n/a	7,552,226
David Castaldi	7,461,719	90,507	n/a	n/a	7,552,226
Peter J. Holzer	7,091,302	460,924	n/a	n/a	7,552,226
Ganesh M. Kishore, Ph.D.	7,086,302	465,924	n/a	n/a	7,552,226
John E. Klein	7,087,316	464,910	n/a	n/a	7,552,226
Randall L. Marcuson	7,137,554	414,672	n/a	n/a	7,552,226

Approve amendments to the Company’s Amended and Restated Employee Stock Purchase Plan and Amended and Restated Non-U.S. Employee Stock Purchase Plan, which would increase the maximum number of shares of Common Stock available for issuance pursuant to such plans:

For	Against	Abstain	Non-Votes
7,097,485	433,979	2,762	18,000

Ratify the action of the Board of Directors in appointing Ernst & Young LLP as independent accountants for the fiscal year ending December 31, 2003:

For	Against	Abstain	Non-Votes
7,479,533	59,030	13,663	n/a

Item 5. Other Information

Not	applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Document

10.1	Amendment to Indemnification Agreement among Embrex, Inc. and David L. Castaldi dated as of January 13, 2003

10.2(1)	Amendment dated February 6, 2003 to Amended and Restated Non-U.S. Employee Stock Purchase Plan

10.3(1)	Amendment dated May 15, 2003 to Amended and Restated Employee Stock Purchase Plan

10.4(1)	Amendment dated May 15, 2003 to Amended and Restated Non-U.S. Employee Stock Purchase Plan

10.5	Form of Restricted Stock Agreement under Amended and Restated Incentive Stock Option and Nonstatutory Stock Option Plan of the Company

10.6	Form of Stock Option Agreement under Amended and Restated Incentive Stock Option and Nonstatutory Stock Option Plan of the Company

10.7	Term Loan and Security Agreement between Embrex and Advanced Automation, Inc. dated as of April 30, 2003

10.8	Services Agreement between Embrex and Advanced Automation, Inc. dated as of April 30, 2003

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

99	Risk Factors relating to the Company
(1)	Exhibit to the Company’s Form S-8 as filed with the Securities and Exchange Commission on June 6, 2003 and incorporated herein by reference

(b) Reports on Form 8-K

On April 29, 2003, the Company furnished a report under Item 9 of Form 8-K regarding a press release issued by the Company on that date announcing results for the period ended March 31, 2003.

On May 13, 2003, the Company furnished a report under Item 9 of Form 8-K with the written statements of the Company’s chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Information furnished in such Forms 8-K are not deemed filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2003

EMBREX, INC.

By:	/s/ RANDALL L. MARCUSON
Randall L. Marcuson President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Amendment to Indemnification Agreement among Embrex, Inc. and David L. Castaldi dated as of January 13, 2003

10.2(1)	Amendment dated February 6, 2003 to Amended and Restated Non-U.S. Employee Stock Purchase Plan

10.3(1)	Amendment dated May 15, 2003 to Amended and Restated Employee Stock Purchase Plan

10.4(1)	Amendment dated May 15, 2003 to Amended and Restated Non-U.S. Employee Stock Purchase Plan

10.5	Form of Restricted Stock Agreement under Amended and Restated Incentive Stock Option and Nonstatutory Stock Option Plan of the Company

10.6	Form of Stock Option Agreement under Amended and Restated Incentive Stock Option and Nonstatutory Stock Option Plan of the Company

10.7	Term Loan and Security Agreement between Embrex and Advanced Automation, Inc. dated as of April 30, 2003

10.8	Services Agreement between Embrex and Advanced Automation, Inc. dated as of April 30, 2003

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

99	Risk Factors relating to the Company
(1)	Exhibit to the Company’s Form S-8 as filed with the Securities and Exchange Commission on June 6, 2003 and incorporated herein by reference