Form 10-Q
period 2003-09-30
EMBREX INC /NC/
filed 2003-11-04
CIK 878725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

The number of shares of Common Stock, $0.01 par value, outstanding as of October 20, 2003 was 8,178,393.

EMBREX, INC.

PART I – FINANCIAL INFORMATION

Item 1— Consolidated	Financial Statements

Embrex, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2003 (unaudited)	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$10,616	$8,039
Restricted cash	284	255
Accounts receivable – trade, net	7,469	6,565
Inventories:
Materials and supplies	1,762	1,603
Product	1,107	937
Other current assets	2,554	1,409

Total Current Assets	23,792	18,808
Land	147	129
Devices under construction	2,040	1,651
Devices	38,004	34,825
Less accumulated depreciation	(29,011)	(27,162)

	8,993	7,663
Equipment, Furniture and Fixtures	23,357	14,942
Less accumulated depreciation and amortization	(7,292)	(5,781)

	16,065	9,161
Other Assets:
Goodwill, patents and exclusive licenses of patentable technology (net of accumulated amortization of $369 in 2003 and $275 in 2002)	2,537	2,158
Other long-term assets	2,688	2,443

Total Assets	$56,262	$42,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,021	$755
Accrued expenses	3,591	3,742
Deferred revenue	635	39
Product warranty accrual Current portion of capital lease obligations	252 3	267 -0-

Total Current Liabilities	5,502	4,803
Capital Lease Obligations, less current portion	14	-0-
Long-term debt, less current portion	5,539	46
Shareholders’ Equity
Common Stock, $.01 par value:
Authorized—30,000,000 shares Issued and outstanding — 8,160,693 net of 1,344,716 treasury shares and 8,162,362 net of 1,241,716 treasury shares at September 30, 2003 and December 31, 2002, respectively	94	93
Additional paid-in capital	62,304	61,895
Accumulated other comprehensive loss	(638)	(1,273)
Accumulated deficit	(752)	(8,559)
Treasury stock	(15,801)	(14,992)

Total Shareholders’ Equity	45,207	37,164

Total Liabilities and Shareholders’ Equity	$56,262	$42,013

Embrex, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Revenues
Device revenues	$11,018	$10,535	$32,708	$29,957
Product sales	390	764	1,452	2,314
Other revenue	99	360	359	1,591

Total Revenues	11,507	11,659	34,519	33,862
Cost of Device Revenues and Product Sales	4,536	4,496	14,023	12,952

Gross Profit	6,971	7,163	20,496	20,910
Operating Expenses
General and administrative	1,868	1,627	5,123	4,661
Sales and marketing	656	632	2,157	1,833
Research and development	2,755	2,807	7,666	7,594

Total Operating Expenses	5,279	5,066	14,946	14,088
Operating Income	1,692	2,097	5,550	6,822
Other Income/(Expense)
Interest income	42	61	130	160
Interest expense	(9)	(5)	(10)	(13)
Foreign currency gain/(loss) Other income/(expense)	3 (81)	(37 -0-)	14 3,710	(21 -0-)

Total Other Income/(Expense)	(45)	19	3,844	126

Income Before Taxes	1,647	2,116	9,394	6,948
Income Tax Expense/(Benefit)	(1,001)	337	1,586	1,183

Net Income	$2,648	$1,779	$7,808	$5,765

Net Income per share of Common Stock:
Basic	$0.32	$0.22	$0.96	$0.71
Diluted	$0.32	$0.21	$0.93	$0.66
Number of Shares Used in Per Share Calculation:
Basic	8,159	8,156	8,151	8,104
Diluted	8,398	8,519	8,358	8,748

Embrex, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30
	2003	2002
Operating Activities
Net income	$7,808	$5,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,928	3,517
Loss on sale of fixed assets	(5)	(4)
Change in restricted cash	(29)	-0-
Change in deferred tax asset	(423)	-0-
Changes in operating assets and liabilities:
Accounts receivable, inventories and other current assets	(2,378)	510
Accounts payable, accrued expenses, deferred revenue and warranty accrual	695	(2,071)

Net Cash Provided By Operating Activities	9,596	7,717
Investing Activities
Land acquisition	(18)	-0-
Purchases of devices, equipment, furniture and fixtures	(12,458)	(3,989)
Additions to patents and other non-current assets	(289)	(270)

Net Cash Used in Investing Activities	(12,765)	(4,259)
Financing Activities
Issuance of common stock	410	1,583
Issuance of long-term debt and capital lease obligations	5,510	2
Repurchase of common stock	(809)	(644)

Net Cash Provided By Financing Activities	5,111	941

Increase in cash and cash equivalents	1,942	4,399
Currency translation adjustments	635	(786)
Cash and cash equivalents at beginning of period	8,039	3,907

Cash And Cash Equivalents At End Of Period	$10,616	$7,520

EMBREX, INC.

FORM 10-Q

September 30, 2003

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd., Inovoject do Brasil Ltda. and Embrex Poultry Health, LLC (the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

Note 2 – Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in the Company’s Form 10-K report for the year ended December 31, 2002, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these interim consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including but not limited to those related to:

•	Allowance for uncollectible accounts

•	Warranty accruals

•	Inventory obsolescence

•	Deferred tax assets

•	Self-insured employee health plan accrual

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

Allowance for Uncollectible Accounts

To date, the Company has not experienced any material trade accounts receivable collection issues. However, based on a review of cumulative balances, industry experience and the current economic environment, the Company currently reserves from 2% to 4% of trade accounts receivable, depending on whether the receivable is denominated in U.S. dollars or a foreign currency, as an allowance for uncollectible accounts. The consolidated balance reserved for uncollectible accounts as of September 30, 2003 was $0.4 million.

Warranty Accruals

To date, the Company has not experienced nor does it expect to experience any material device or product warranty issues in excess of amounts reserved. Based on sales of devices and products, the Company has established a reserve for future claims. The consolidated balance reserved for warranties as of September 30, 2003 was $0.3 million.

Inventory Obsolescence

To date, the Company has not experienced any material inventory obsolescence. However, based on a percentage of the current product and device parts inventory levels, the Company has established a reserve against future device parts obsolescence due to technological improvements and limited shelf life of product inventories. The consolidated balance reserved for product and parts obsolescence as of September 30, 2003 was $0.3 million.

Deferred Tax Assets

The Company records deferred tax assets based upon amounts that are likely to be realized. Based on the Company’s recent profitability and belief that 2003 will result in an overall profit, the Company has recorded deferred tax assets of $0.7 million. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. However, in the event the Company was to determine that it would not be able to realize its net recorded deferred tax asset in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

Self-Insured Employee Health Plan Accrual

The Company has established a reserve related to Embrex’s self-insured employee health plan. The amount of the reserve is based on management’s estimate of future employee health claims. The reserve covers expected short-term claims and is based on historical data adjusted for major events and anticipated changes in headcount or participation. The net balance reserved for the self-insured employee health plan as of September 30, 2003 was $0.4 million.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim consolidated financial statements. The adoption of the disclosure provisions of SFAS No. 148 did not have a significant impact on the Company’s consolidated financial statements.

The Company accounts for the Plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) as amended by SFAS 148 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$2,648	$1,779	$7,808	$5,765
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(327)	(395)	(1,028)	(1,538)

Pro forma net income	$2,321	$1,384	$6,780	$4,227

Earnings per share:
Basic—as reported	$0.32	$0.22	$0.96	$0.71
Basic—pro forma	$0.28	$0.17	$0.83	$0.52
Diluted—as reported	$0.32	$0.21	$0.93	$0.66
Diluted—pro forma	$0.28	$0.16	$0.81	$0.48

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities, or VIE’s. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. The on-going disclosure and consolidation requirements are effective for all interim financial periods beginning after June 15, 2003. The Company has determined that it does not need to consolidate any additional entities other than its wholly-owned subsidiaries. Therefore, the adoption of FIN 46 had no impact on our results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard becomes effective for us, generally, for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 had no impact on our results of operations or financial position.

Note 3 – Revenues

Previously, Embrex’s income statement included the line item “Inovoject® system revenue” which included revenues derived from all Embrex devices. This line has been renamed, “Device revenues,” to more clearly reflect the sources of revenue included in that line item. Therefore, Device revenues will include revenues derived from all or a combination of Embrex devices such as Inovoject® system fees, Inovoject® system sales, Egg Remover® fees, Egg Remover® sales, Vaccine Saver® fees and Vaccine Saver® sales. The item “other revenue” includes revenues derived from contract research, grants from federal agencies, miscellaneous but minor product sales and other miscellaneous sources. The prior period amounts have been reclassified to conform to the current presentation.

Note 4 – Net Income Per Share

Basic net income per share was determined by dividing net income available for common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all in-the-money issued and unexercised stock options.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	2003	2002	2003	2002
Numerator:
Net Income Available To Common Stockholders	$2,648	$1,779	$7,808	$5,765
Effect of dilutive securities:
Numerator for diluted earnings per share-income available to common stockholders after assumed conversions	$2,648	$1,779	$7,808	$5,765

Denominator:
Denominator for basic net income per share—weighted-average	8,159	8,156	8,151	8,104
Effect of Dilutive Securities:
Employee Stock Options	239	363	207	644
Warrants	-0-	-0-	-0-	-0-

Dilutive Potential Shares	8,398	8,519	8,358	8,748

Denominator for diluted net income per share—adjusted weighted-average shares and assumed conversions
Basic net income per share	$0.32	$0.22	$0.96	$0.71

Diluted net income per share	$0.32	$0.21	$0.93	$0.66

Note 5 – Comprehensive Income

In June 1997, the FASB issued Statement No. 130, “Reporting Comprehensive Income” (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $8.4 million and $5.0 million for the nine months ended September 30, 2003 and 2002, respectively. Embrex’s total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented as summarized below.

(In thousands) (* Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003 *	2002 *	2003 *	2002 *
Net Income	$2,648	$1,779	$7,808	$5,765
Currency Translation Adjustments	71	222	635	(786)

Comprehensive Income	$2,719	$2,001	$8,444	$4,979

Note 6 – Segments

The Company operates in a single segment. The table below presents the Company’s operations by geographic area:

(In thousands) (* Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003 *	2002 *	2003 *	2002 *
Total Revenue:
United States	$7,888	$7,633	$23,294	$23,673
International	3,619	4,026	11,225	10,189

Total	$11,507	$11,659	$34,519	$33,862

(In thousands) (* Unaudited)
Total Assets:	September 30, 2003 *	December 31, 2002
United States	$45,441	$31,570
International	10,821	10,443

Total	$56,262	$42,013

Note 7 – Debt

The Company obtained a $9.0 million construction/term loan with its bank, Branch Banking and Trust Company (BB&T) on July 31, 2003, to be used for construction and equipping of the EPH manufacturing facility. The interest rate of the loan is based on the one-month LIBOR rate plus 1.65% with the option of entering into a swap agreement for a 10-year fixed interest rate of 6.4% effective 18 months after the closing date of the loan. The loan has a term of 138 months or 11.5 years with payments of only interest for the first 18 months. Principal repayment on the loan begins at the end of the interest only period over the remaining term of the loan in equal monthly installments of principal plus interest. At September 30, 2003, $5.5 million of the construction/term loan had been borrowed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s interim consolidated financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 and 2002

Consolidated revenues for the third quarter totaled $11.5 million, representing a decrease of 1% compared to 2002 third quarter revenues of $11.7 million.

Device revenues amounted to $11.0 million for the 2003 third quarter, an increase of 5% compared to the 2002 third quarter Device revenues of $10.5 million. The increase in 2003 Device revenues was generated from a $0.7 million increase in revenue from Device fees, primarily from new Egg Remover® and Inovoject® system installations.

Product sales, consisting principally of sales of Bursaplex®, the Company’s proprietary vaccine for the treatment of avian infectious bursal disease (IBD), decreased 49% to $0.4 million in the 2003 third quarter as compared to $0.8 million for the same period in 2002. This decrease was primarily due to lower sales in North America and a weak market in Asia caused primarily by lower poultry production in Korea resulting from an oversupply of poultry and poor economic conditions.

Other revenue, consisting mainly of collaborative and grant funding, decreased $0.3 million primarily due to the suspension of funding from the Advanced Technology Program (ATP) grant for the Early Delivery Project. See “Changes in Financial Condition, Liquidity and Capital Resources” below.

Third-quarter gross margin for device, product and other miscellaneous revenues remained unchanged at 60% for both the third-quarter of 2002 and 2003. Additionally, total gross margin remained unchanged at 61% for the same period. The Company believes that the gross margin for device, product and other miscellaneous revenues provides a clearer picture for investors of Embrex’s operating results because the variability and amounts of revenue related to grants and contract R&D can distort the cost of operating Embrex’s core business. The table below provides a GAAP reconciliation of device, product and other miscellaneous gross profit to total gross profit.

(In thousands) (Unaudited)
	Three Months Ended September 30,
	2003	2002
Device revenues	$11,018	$10,535
Product sales	390	764
Other revenue—miscellaneous	53	51

Device, product and other misc. revenue	11,461	11,350
Cost of revenue	(4,536)	(4,496)

Gross profit—devices, products and other misc. revenue	6,925	6,854
Percent of device, product and other misc. revenue	60%	60%
Other revenue—grants and contract R&D	46	309

Total gross profit	6,971	7,163
Percent of total revenue	61%	61%

Total operating expenses amounted to $5.3 million for the third quarter of 2003 versus $5.1 million for the third quarter of 2002. General and administrative expenses were $0.2 million higher during the third quarter of 2003 as compared to the same period of 2002 due to increased expenses related to accounting and internal controls as well as facilities support and expenses for the Company’s Inovocox™ production facility under construction.

Third quarter Sales & Marketing operating expenses remained unchanged from 2002 to 2003 at $0.6 million.

Research & Development expenses remained unchanged at $2.8 million for the third quarter of each of 2003 and 2002.

The Company’s overall research and development expenses reflect expenditures incurred in three distinct departments:

The first of these, R&D, is responsible for expenditures associated with the work on our product portfolio and in particular the Newplex™ vaccine, Inovocox™, the in ovo coccidiosis vaccine, and the Early Delivery programs. Third quarter operating expenses for R&D were $1.5 million, a decrease of $0.3 million in comparison to the same period for 2002, primarily due to lower contract R&D expenses.

The second of these, Global Product Development & Supply (GPDS), is responsible for development and testing of commercial machine devices and supply of biological products. This group is currently responsible for development and commercial testing of the Gender Sort device and overseeing construction of the Embrex Poultry Health (EPH) manufacturing facility for the production of Inovocox™. Third quarter GPDS operating expenses increased 76% over the same period in 2002 to $0.9 million. This is primarily due to increased staff-related expenses that occurred as a result of a realignment of the Gender Sort team from R&D and Engineering to GPDS.

The third is Manufacturing & Engineering, which makes design modifications and improvements to the Inovoject®system, Vaccine Saver® and Egg Remover® devices, as well as final assembly and testing prior to installation of a Company device at a customer’s hatchery. Third quarter 2003 operating expenses for Manufacturing and Engineering decreased 24%, or $0.1 million, in comparison to the same period for 2002 due to lower contract R&D expenses related to the Gender Sort project and realignment of the Gender Sort team.

Net other income/expense amounted to an expense of $45 thousand for the third quarter of 2003 compared to income of $19 thousand for the third quarter of 2002 primarily due to legal expenses of $81 thousand incurred in connection with the Fort Dodge litigation. See Item 1—“Legal Proceedings” under Part II below.

Third quarter pre-tax net income was $1.6 million, a 22% or $0.5 million decrease in comparison to pre-tax net income in 2002 of $2.1 million. Net income was $2.6 million during the third quarter of 2003, an increase of $0.9 million or 49% compared to net income of $1.8 million for the third quarter of 2002. Income taxes decreased $1.3 million due to the adjustment of previously accrued income taxes related to the Fort Dodge settlement at the end of the second quarter. These amounts were adjusted following a tax review. Net income per common share was $0.32 for the third quarter of 2003 based on 8.4 million weighted-average diluted shares outstanding, compared to net income of $0.21 per share based on 8.5 million weighted-average diluted shares outstanding in the third quarter of 2002.

Nine Months Ended September 30, 2003 and 2002

Consolidated revenues totaled $34.5 million for the first nine months of 2003, representing an increase of 2% over 2002 first nine months revenues of $33.9 million.

Device revenues amounted to $32.7 million for the first nine months of 2003, an increase of 9% over 2002 first nine months revenues of $30.0 million. Most of the 2003 and 2002 Device revenues were generated from Inovoject® lease fees. The increase in Device revenues was primarily attributable to increased injection activity in North America and Europe, along with new Egg Remover® installations. Additionally, a $0.9 million increase in Device sales contributed to the higher Device revenues in 2003.

Sales of Bursaplex® were the only source of $1.5 million and $2.3 million of product revenue in the first nine months of 2003 and 2002, respectively. Product sales decreased 37% during the first nine months of 2003 compared to product sales for the same period of 2002 and were primarily due to lower sales in Japan and other Asian markets, particularly in Korea where an oversupply of poultry and poor economic conditions negatively impacted on Bursaplex® sales.

The decrease in total gross margin from 62%, for 2002 first nine months, to 59% in 2003 resulted primarily from an 88% percent decrease in revenue from collaborations and grants. This revenue decrease is largely due to non-recurring funding from Cobb-Vantress in 2002 supporting the Company’s Gender Sort project and the suspension of funding from the ATP grant. See “Changes in Financial Condition, Liquidity and Capital Resources” below. Gross margin for device, product and other miscellaneous revenues, which excludes revenues from collaborations and grants, would have been 59% for the first nine months of 2003, a one point decrease from gross margin of 60% for the same period of 2002. The table below provides a GAAP reconciliation of device, product and other miscellaneous gross profit to total gross profit.

(In thousands) (Unaudited)
	Nine Months Ended September 30,
	2003	2002
Device revenues	$32,708	$29,957
Product sales	1,452	2,314
Other revenue—miscellaneous	181	126

Device, product and other misc. revenue	34,341	32,397
Cost of revenue	(14,023)	(12,952)

Gross profit—devices, products and other misc. revenue	20,318	19,445
Percent of device, product and other misc. revenue	59%	60%
Other revenue—grants and contract R&D	178	1,465

Total gross profit	20,496	20,910
Percent of total revenue	59%	62%

Total operating expenses amounted to $14.9 million for the first nine months of 2003 and $14.1 million for the first nine months of 2002. General and administrative expenses were $0.5 million higher during the first nine months of 2003 due primarily to Sarbanes-Oxley related legal and accounting fees, as well as facilities support and expenses for the Inovocox™ production facility under construction. Sales and Marketing expenses increased $0.3 million primarily due to increased staff related costs in support of existing and new markets. Research and development expenses increased $0.1 million to $7.7 million for the first nine months of 2003 as compared to the same period in 2002 because of increases in staff related costs, which were offset by lower contract R&D expenses.

Lower than anticipated Bursaplex® revenue and non-operating revenue, consisting primarily of revenue from collaborations and grants, resulted in a 19% decrease in the operating income for the first nine months of $5.6 million from $6.8 million for the same period in 2002. Other income increased $3.7 million over the first nine months of 2002, primarily attributable to the settlement with Fort Dodge. This resulted in net income of $7.8 million for the first nine months of 2003, including $3.5 million attributable to the Fort Dodge settlement, which is a 35% increase over the same period in 2002 of $5.8 million. Diluted net income per common share was $0.93 including $0.42 attributable to the Fort Dodge settlement, for the first nine months of 2003 based on 8.4 million weighted-average diluted shares outstanding, compared to diluted net income per common share of $0.66 based on 8.7 million weighted-average diluted shares outstanding in the first nine months of 2002.

The Company estimates that as of September 30, 2003, it was vaccinating in excess of 80% of the broiler birds grown in the United States during the third quarter of 2003. Given its market penetration, the Company expects only minor revenue and earnings growth in 2003 from existing Inovoject® system operations in the United States and Canada, but higher revenue and earnings growth from device sales and new device leases in the United States and other countries, and sales of Bursaplex® product to poultry producers in the United States and other countries. However, the rate at which the marketplace will accept the Inovoject® system and other device technology outside the United States and Canada, potential competition arising within the United States since the expiration of the Company’s USDA patent in June 2002, the timing of regulatory approvals of Bursaplex® and Newplex™ and third-party vaccines for in ovo use outside the United States and Canada, start-up costs in new markets, possible variability in United States hatchery bird production as a result of grain price fluctuations, and variability in the demand for, and pricing of, U.S. poultry and poultry products both inside and outside the United States, will impact the pace of revenue growth, if any, and the sustainability of profitability from the installation and operation of Company devices. The Company currently has devices either installed or on trial in 34 countries, including the United States and Canada.

Bursaplex® is a product which uses the Company’s Viral Neutralizing Factor (VNF®) technology to form an antibody-vaccine virus complex when combined with an infectious bursal disease (IBD) virus. To date, regulatory approval for Bursaplex® has been received in 24 countries including the United States, and regulatory approval is temporary or pending in 8 countries.

For the rest of 2003, the goals of management are to maintain modest revenue growth and profitability, to continue efforts to achieve worldwide placements of its devices, to obtain regulatory approvals and initiate marketing of Bursaplex® and Newplex™ in these markets, to continue development of proprietary in ovo vaccines and to develop enhancements to the Inovoject® system and other devices. Growth in device and product revenues during 2003 will be dependent on the rate at which markets outside the United States and Canada accept the Inovoject® system technology and related devices, potential competition within the United States due to the Company’s USDA patent which expired in June 2002, the timing of regulatory approvals for Bursaplex® and Newplex™ and third-party vaccines for in ovo use outside the United States and Canada, start-up costs in new markets, possible variability in United States bird production as a result of grain price fluctuations and other factors, and variability in demand for, and pricing of, U.S. poultry and poultry products both inside and outside the United States.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At September 30, 2003, the Company’s cash and cash equivalents amounted to $10.6 million, up $2.6 million from $8.0 million on hand at year-end 2002.

Operating activities generated $9.6 million in cash during the first nine months of 2003. Cash was provided by net income of $7.8 million, depreciation of $3.9 million, increases in accounts payable, accrued expenses and deferred revenue of $0.7 million. This was offset by increases in accounts receivable, inventories and other current assets of $2.4 million, and increases in deferred tax assets of $0.4 million.

During the first nine months of 2003, investing activities used a net $12.8 million of cash, partially attributable to the $7.2 million used for construction in progress of the Embrex Poultry Health manufacturing facility for Inovocox™. The remaining $5.1 million expended was for the manufacture of additional devices and other capital expenditures.

Financing activities provided $5.1 million, primarily due to $5.5 million of proceeds from a long-term bank loan being used to finance construction of the EPH manufacturing facility. The issuance of Common Stock for the exercise of stock options provided $0.4 million, but was offset by the $0.8 million used to fund the share repurchase program.

The Company obtained a $9.0 million construction/term loan with its bank, Branch Banking and Trust Company (BB&T) on August 6, 2003, to be used for construction and equipping of the EPH manufacturing facility. The interest rate of the loan is based on the one-month LIBOR rate plus 1.65% with the option of entering into a swap agreement for a 10-year fixed interest rate of 6.4% effective 18 months after the closing date of the loan. The loan has a term of 138 months or 11.5 years with payments of only interest for the first 18 months. Principal repayment on the loan begins at the end of the interest only period over the remaining term of the loan in equal monthly installments of principal plus interest. At September 30, 2003, $5.5 million of the construction/term loan had been borrowed.

Additionally, the Company has a $6.0 million secured revolving line of credit with BB&T, which may be used for working capital purposes. The term of this line of credit has been extended and will now expire in April 2004. At September 30, 2003, there were no outstanding borrowings under this line of credit facility.

As of September 30, 2003, the Company had outstanding purchase commitments of approximately $4.0 million related to the Gender Sort project, the EPH manufacturing facility, the production of the Company’s Bursaplex® product, VNF® for the manufacture of Bursaplex® and materials and supplies for the construction and maintenance of its devices.

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

In August 2002, the Company announced that the Board of Directors authorized a share repurchase program (the “2002 Repurchase Program”) to purchase up to 6% of outstanding shares of Common Stock, or up to approximately 500,000 shares over 17 months, in open market or privately negotiated transactions. The Company purchased 66,500 shares of its Common Stock in 2002 for $0.8 million at an average price of $11.88 per share. During the first two quarters of 2003, the Company continued to purchase shares and has now completed 34% of the current program. The Company did not purchase any shares in the quarter ending September 30, 2003. The total purchases for the 2002 Repurchase Program as of September 30, 2003 are 169,500 shares of Common Stock for $1.2 million at an average price of $9.44 per share.

The Company has purchased a total of 1,344,716 shares for $15,769,135 at an average price of $11.73 per share under all repurchase programs to date.

In July 2001, Origen Therapeutics, Inc. (Origen) and Embrex, Inc. announced that the two companies had been awarded a four-year Advanced Technology Program (ATP) grant totaling $4.7 million from the National Institute of Standards and Technology (NIST), a division of the U.S. Department of Commerce. Approximately, $2.8 million of this grant funding would be directed to Embrex for development of technology aimed at the large-scale production of poultry utilizing avian embryonic stem cells and in ovo technology. Subsequently, Origen was removed from the grant arrangement by NIST because of its inability to adequately fund its portion of the project, resulting in a suspension of grant funding. NIST has informed Embrex that the grant may be transferred to the Company, but will remain in suspension until a suitable partner can be found to continue the research covered by the original award. If the suspension is not lifted, the Company may decide to fund the project through internal or external sources, or discontinue all or part of the project. In addition, North Carolina State University (NCSU) has informed the Company that it does not intend to grant its embryonic stem cell technology license, originally held by Origen but reacquired by NCSU when Origen failed to meet its license obligations, to Embrex, but that it supports Embrex receiving sublicense rights. At this time, Embrex, along with NIST, are evaluating opportunities that may allow the Company to proceed with the project and take advantage of this ATP grant. However, there are no assurances that a partner will be identified, or that grant funding will resume or that technology rights will be obtained.

Based on its current operations, management believes that available cash and cash equivalents, together with cash flow from operations, external funds for R&D projects, its bank loan and its bank line of credit, will be sufficient to meet its cash requirements as these currently exist, but may continue to explore additional, alternative funding opportunities with respect to collaborative ventures and new product development.

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

The Company cautions that any such forward-looking statements include statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially. Risks include without limitation the degree of growth in the poultry industry in the U.S. and globally, potential competition arising within the United States since the expiration of the Company’s USDA patent in June 2002, market acceptance and cost of expansion in new geographic markets and with new products, including the Company’s ability to penetrate new markets and the degree of market acceptance of new products, the complete commercial development of potential future products on a cost effective basis and the ability to obtain regulatory approval of products. Such approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, and potential changes in regulations. Additional information on these risks and other factors which could affect the Company’s consolidated financial results are included in the Risk Factors described in Exhibit 99 to this report and in the Company’s other filings with the Securities and Exchange

Commission (SEC), including the Company’s Forms 10-Q, 10-K and 8-K. This Form 10-Q includes certain non-GAAP financial measures as defined under SEC rules. In accordance with these rules, this Form 10-Q includes reconciliations of those measures to comparable GAAP measures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential loss arising from adverse changes in market rates and prices. The Company’s primary market risk exposure is attributable to changes in foreign currency exchange rates. Approximately 32% of revenues for the third quarter of 2003 and 28% of revenues for the year ended December 31, 2002 were derived from operations outside the United States. The Company’s interim consolidated financial statements are denominated in U.S. Dollars and, accordingly, changes in exchange rates between foreign currencies and the U.S. Dollar will affect the translation of subsidiaries’ financial results into U.S. Dollars for purposes of reporting consolidated financial results. During the first nine months of 2003, the U.S. Dollar weakened against the Argentine Peso and Brazilian Real compared to the same period in 2002. For the same period the U.S. Dollar strengthened against the Pound Sterling, Euro, Australian Dollar, and certain Asian currencies. If average exchange rates during the nine months of 2003 had remained the same as the average exchange rates during the same period of 2002, the Company’s 2003 revenues would have been slightly lower than reported. The calculated change was $0.3 million, or less than 1% of the Company’s 2003 first nine months revenues.

Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders’ equity were ($0.6 million) at September 30, 2003 as compared with ($1.3 million) at September 30, 2002. This $0.7 million change was mainly attributable to exchange rate differences between the U.S. Dollar, Euro and Pound Sterling and relates to differences in invoice versus receipt of funds.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Vice President, Finance and Administration, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Vice President, Finance and Administration (the Company’s Chief Financial Officer) believe, as of the end of the period covered by this report, the Company’s disclosure controls and procedures provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Other than arising from the review described below, there have been no changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review and evaluate its internal controls, including in its international offices, as part of a review process established in late 2001. In certain of the Company’s smaller offices, it is impracticable to maintain a number of personnel to establish separation of responsibilities for review and approval of transactions or other accounting or control functions. In order to address this, the Company has established greater supervision of these functions by personnel in the corporate office and utilizes an internal audit program with respect to these offices. The Company may take further actions as it deems desirable based on its continuing reviews and evaluations, and to comply with Sarbanes-Oxley internal control procedures during 2004.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company filed a lawsuit in April 2002 against Fort Dodge Australia, Pty. Ltd. and Wyeth, alleging breach of contractual obligations to develop, register and market Bursamune® in the territories of Europe, the Middle East and Africa, unfair and deceptive trade practices and related claims. In July 2002, Wyeth asserted a counterclaim against Embrex alleging breach of contract and related claims. On June 30, 2003, Embrex announced that it had settled the litigation against Fort Dodge and Wyeth. Under the terms of the settlement, Embrex and Fort Dodge dismissed all claims pending between them in return for payment to Embrex by Fort Dodge of $5.0 million. This settlement resulted in net other income of $3.5 million after taxes and legal expenses related to the settlement.

For a description of certain patent infringement proceedings initiated by the Company and related legal proceedings, see the Company’s Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003.

Item 2.	Changes in Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Document

10.1	Loan Agreement dated August 6, 2003 between Embrex and Branch Banking and Trust Company

10.2	Promissory Note dated August 6, 2003 of Embrex issued in favor of Branch Banking and Trust Company

10.3	Amendment to Change in Control Agreement dated September 4, 2003 between Embrex and Joseph P. O’Dowd

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

99	Risk Factors relating to the Company

(b) Reports on Form 8-K.

On August 6, 2003, the Company furnished a report under Item 12 of Form 8-K regarding a press release issued by the Company on August 5, 2003 announcing results for the period ended June 30, 2003.

Information furnished in such Form 8-K is not deemed filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2003

EMBREX, INC.

By:	/s/ Randall L. Marcuson

Randall L. Marcuson
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Loan Agreement dated August 6, 2003 between Embrex and Branch Banking and Trust Company

10.2	Promissory Note dated August 6, 2003 of Embrex issued in favor of Branch Banking and Trust Company

10.3	Amendment to Change in Control Agreement dated September 4, 2003 between Embrex and Joseph P. O’Dowd

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

99	Risk Factors relating to the Company