Form 10-Q
period 2004-03-31
EMBREX INC /NC/
filed 2004-05-04
CIK 878725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

Commission File No. 000-19495

Embrex, Inc.

(Exact name of registrant as specified in its charter)

North Carolina	56-1469825
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1040 Swabia Court, Durham, NC	27703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone no. including area code: (919) 941-5185

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares of Common Stock, $0.01 par value, outstanding as of April 28, 2004 was 7,993,200.

EMBREX, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Embrex, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2004 (unaudited)	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$9,454	$9,629
Restricted cash	307	373
Accounts receivable – trade, net	7,532	7,776
Inventories:
Materials and supplies	1,908	1,928
Product	1,317	1,406
Current deferred tax asset	468	468
Other current assets	1,221	1,787

Total Current Assets	22,207	23,367

Land	147	147

Devices under construction	2,478	3,062

Devices	41,627	39,756
Less accumulated depreciation	(30,726)	(29,920)

	10,901	9,836

Equipment, Furniture and Fixtures	26,932	26,205
Less accumulated depreciation and amortization	(8,272)	(7,803)

	18,660	18,402
Other Assets:
Intangible assets (net of accumulated amortization of $447 in 2004 and $410 in 2003)	2,902	2,746
Long-term deferred tax asset	1,995	2,155
Other long-term assets	9	2

Total Other Assets	4,906	4,903

Total Assets	$59,299	$59,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$601	$1,105
Accrued expenses	3,854	4,507
Deferred revenue	594	586
Product warranty accrual	293	288
Notes payable – current portion	80	1,128
Current portion of capital lease obligations	5	7

Total Current Liabilities	5,427	7,621
Notes Payable, less current portion	8,012	6,350
Capital Lease Obligations, less current portion	9	9
Long-term debt, less current portion	43	45

Shareholders’ Equity
Common Stock, $0.01 par value per share:
Authorized - 30,000,000 shares; Issued and outstanding - 7,997,722 net of 1,488,516 treasury shares and 8,152,974 net of 1,389,116 treasury shares at March 31, 2004 and December 31, 2003, respectively	94	94
Additional paid-in capital	64,250	63,572
Accumulated other comprehensive loss	(227)	(322)
Deferred compensation	(924)	(369)
Retained earnings (accumulated deficit)	161	(948)
Treasury stock	(17,546)	(16,335)

Total Shareholders’ Equity	45,808	45,692

Total Liabilities and Shareholders’ Equity	$59,299	$59,717

Embrex, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31
	2004	2003
Revenues
Device revenues	$11,501	$10,111
Product sales	292	653
Other revenue	163	134

Total Revenues	11,956	10,898
Cost of Device Revenues and Product Sales	4,836	4,153

Gross Profit	7,120	6,745

Operating Expenses
General and administrative	2,552	2,082
Sales and marketing	645	777
Research and development	2,199	2,303

Total Operating Expenses	5,396	5,162

Operating Income	1,724	1,583

Other Income / (Expense)
Interest income	21	57
Interest expense	(12)	4
Foreign currency gain	23	45

Total Other Income	32	106

Income Before Tax Expense	1,756	1,689
Income Tax Expense	647	414

Net Income	$1,109	$1,275

Net Income per share of Common Stock:
Basic	$0.14	$0.16
Diluted	$0.13	$0.15
Number of Shares Used in Per Share Calculation:
Basic	8,034	8,154
Diluted	8,346	8,383

Embrex, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31
	2004	2003
Operating Activities

Net income	$1,109	$1,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,397	1,271
Loss on sale of fixed assets	1	7
Change in restricted cash	66	-0-
Change in deferred tax asset	160	125
Changes in operating assets and liabilities:
Accounts receivable, inventories and other current assets	919	1,150
Accounts payable, accrued expenses, deferred revenue and warranty accrual	(1,144)	(1,643)

Net Cash Used In Operating Activities	2,508	2,185

Investing Activities
Land acquisition	-0-	(18)
Purchases of devices, equipment, furniture and fixtures	(2,108)	(2,686)
Additions to patents and other non-current assets	(194)	(437)

Net Cash Used In Investing Activities	(2,302)	(3,141)

Financing Activities
Issuance of common stock	123	99
Payment of short-term debt	(1,050)	-0-
Issuance of long-term debt	1,662	-0-
Repurchase of common stock	(1,211)	(401)

Net Cash Used In Financing Activities	(476)	(302)

Decrease in cash and cash equivalents	(270)	(1,258)
Currency translation adjustments	95	(31)
Cash and cash equivalents at beginning of period	9,629	8,039

Cash And Cash Equivalents At End Of Period	$9,454	$6,750

EMBREX, INC.

FORM 10-Q

March 31, 2004

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd., Inovoject do Brasil Ltda. and Embrex Poultry Health, LLC (the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

Note 2 - Critical Accounting Policies

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

Allowance for Uncollectible Accounts

To date, the Company has not experienced any material trade accounts receivable collection issues. However, based on a review of cumulative balances, industry experience and the current economic environment, the Company currently reserves from 2% to 4% of trade accounts receivable, depending on whether the receivable is denominated in U.S. dollars or a foreign currency, as an allowance for uncollectible accounts. In addition, adjustments due to the financial stability of individual customers will affect the overall percentage reserved. The consolidated balance reserved for uncollectible accounts as of March 31, 2004 was $0.4 million.

Warranty Accruals

To date, the Company has not experienced nor does it expect to experience any material device or product warranty issues in excess of amounts reserved. Based on sales of devices and products, the Company has established a reserve for future claims. The reserve is based on the estimated damages that a customer would experience if one of the Company’s devices or biological products should fail to perform to product specifications. The consolidated balance reserved for warranties as of March 31, 2004 was $0.3 million.

Inventory Obsolescence

To date, the Company has not experienced any material inventory obsolescence. However, based on a percentage of the current product and device parts inventory levels, the Company has established a reserve against future device parts obsolescence due to technological improvements and limited shelf life of product inventories. The percentage used to calculate the reserve is based on a historical percentage rate adjusted for anticipated technological advances on devices and shelf life of existing biological product inventories. The consolidated balance reserved for product and parts obsolescence as of March 31, 2004 was $0.3 million.

Deferred Tax Assets

The Company records deferred tax assets based upon amounts that are likely to be realized. Based on the Company’s recent profitability and belief that 2004 will result in an overall profit, the Company has recorded deferred tax assets of $2.5 million. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. However, in the event the Company was to determine that it would not be able to realize its net recorded deferred tax asset in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

Self-Insured Employee Health Plan Accrual

The Company has established a reserve related to Embrex’s self-insured employee health plan. The amount of the reserve is based on management’s estimate of future employee health claims. The reserve covers expected short-term claims and is based on historical data adjusted for major events and anticipated changes in headcount or participation. The net balance reserved for the self-insured employee health plan as of March 31, 2004 was $0.4 million.

EFFECT OF INFLATION

Management expects cost of product sales and device revenues, operating expenses and capital equipment costs to change in line with periodic inflationary changes in price levels. While management generally believes that the Company will be able to offset the effect of price level changes by adjusting selling/lease prices and improving operating efficiencies, any material unfavorable changes in price levels could have a material adverse affect on its results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”), which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities, or VIE’s. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. The on-going disclosure and consolidation requirements are effective for all interim financial periods beginning after March 31, 2004. The Company completed its evaluation and has not identified any VIE’s. Therefore, the adoption of FIN 46 did not impact the Company’s results of operations or financial position.

STOCK-BASED COMPENSATION

The Company’s stock plans (the “Plans”) are designed to provide incentives to eligible employees, officers, and directors in the form of stock, incentive stock options, and non-qualified stock options. The Company accounts for the Plans under the recognition and measurement principles of Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. No stock-based employee compensation cost is reflected in net income with respect to options granted under current plans, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, net income does reflect the cost of restricted stock awards granted. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) (in thousands, except per share amounts):

The Company computes fair value for purposes of SFAS 123 using the Black-Scholes option pricing model. The weighted-average assumptions used in this model to estimate fair value and resulting values are as follows:

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$1,109	$1,275
Add: Non-cash stock-based compensation included in net income	34	-0-

Deduct: Total stock-based compensation expense for options granted determined under fair value based method for all awards, net of related tax effects	(350)	(302)

Pro forma net income	$793	$973

Earnings per share:
Basic—as reported	$0.14	$0.16
Basic—pro forma	$0.10	$0.12

Diluted—as reported	$0.13	$0.15
Diluted—pro forma	$0.10	$0.12

Note 3 - Revenues

Device revenues include revenues derived from all or a combination of Embrex devices such as Inovoject® system fees, Inovoject® system sales, Egg Remover® fees, Egg Remover® sales, Vaccine Saver® fees and Vaccine Saver® sales. The item “other revenue” includes revenues derived from grants from federal agencies, miscellaneous but minor product sales and other miscellaneous sources.

Note 4 - Income Tax Expense

The effective tax rate for first quarter 2004 was 37% in comparison to the 25% effective tax rate for first quarter 2003. The effective tax rate for first quarter 2004 increased over the same period of 2003 due to recognition of deferred tax assets in 2003. Profits in international operations subject to U.S. taxes are contributing to the higher effective tax rate as well.

Note 5 - Net Income Per Share

Basic net income per share was determined by dividing net income available for common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted net income per share reflects the potential dilution that could occur assuming exercise of all in-the-money issued and unexercised stock options.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net Income Available To Common Stockholders	$1,109	$1,275
Effect of dilutive securities:

Numerator for diluted earnings per share-income available to common stockholders after assumed option exercises	$1,109	$1,275

Denominator:
Denominator for basic net income per share—weighted-average	8,034	8,154

Effect of Dilutive Securities:
Stock Options	312	229

Denominator for diluted net income per share—adjusted weighted-average shares and assumed option exercises	8,346	8,383

Basic net income per share	$0.14	$0.16

Diluted net income per share	$0.13	$0.15

Note 6 - Comprehensive Income

FASB Statement No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be

$1.2 million for both the three months ended March 31, 2004 and 2003, respectively. Embrex’s total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented as summarized below.

(In thousands) (* Unaudited)	Three Months Ended March 31,
	2004 *	2003 *
Net Income	$1,109	$1,275
Currency Translation Adjustments	95	(31)

Comprehensive Income	$1,204	$1,244

Note 7 - Segments

The Company operates in a single segment. The table below presents the Company’s operations by geographic area:

(In thousands) (* Unaudited)	Three Months Ended March 31,
	2004 *	2003 *
Total Revenue:
United States	$7,854	$7,731
International	4,102	3,167

Total	$11,956	$10,898

(In thousands) (* Unaudited)
	March 31, 2004 *	December 31, 2003
Total Assets:
United States	$48,425	$48,770
International	10,874	10,947

Total	$59,299	$59,717

Note 8 - Debt

The Company obtained a $9.0 million construction/term loan from its bank, Branch Banking and Trust Company (“BB&T”), in August 2003, to be used for construction and equipping of the Embrex Poultry Health biological manufacturing facility located in Scotland County, North Carolina. The interest rate of the loan is based on the one-month LIBOR rate plus 1.65% with the option of entering into a swap agreement for a 10-year fixed interest rate effective 18 months after the closing date of the loan. The loan has a term of 138 months or 11.5 years with payments of interest only for the first 18 months. Principal repayment on the loan begins at the end of the interest only period over the remaining term of the loan in equal monthly installments of principal plus interest. At March 31, 2004, $8.0 million of the construction/term loan had been borrowed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Embrex is an international biotechnology company engaged in the development of innovative in ovo solutions that meet the needs of the global poultry industry. The Company derives most of its global revenues from fees for the number of eggs processed by its Inovoject® systems. Other revenue sources for the Company come from lease fees related its Egg Remover® systems and Vaccine Saver® option installations. In addition to these sources, the Company may sell each of these devices to distributors under special circumstances in selected countries and to human flu vaccine manufacturers. Revenues from these sources are categorized as device revenues in the Company’s financial statements. Another source of revenue for the Company is product sales, which currently consist of sales of an in ovo vaccine for infectious bursal disease. The Company also derives some revenues from grant sources and other minor products. The Company’s cost of revenues is primarily attributable to the costs of supporting the Company’s devices at customer locations around the world. These costs include the labor, travel and parts necessary to ensure proper operation and maintenance of Embrex’s devices located at hatcheries of the Company’s customers, as well as associated depreciation, sales and property tax expenses.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

CONSOLIDATED NET INCOME

(In Thousands Except Per Share Amounts)

	Three Months Ended March 31,
	2004	2003	Change ($)	Change (%)
Total Revenue	$11,956	$10,898	$1,059	10%
Operating Income	1,725	1,583	142	9%
Net Income	$1,109	$1,275	$(165)	-13%
Earnings per share – basic	$0.14	$0.16	$(0.02)	-12%
Earnings per share – diluted	$0.13	$0.15	$(0.02)	-13%

Consolidated net income for the first quarter of 2004 decreased to $1.1 million, 13% lower than 2003 net income of $1.3 million. Diluted earnings per share were $0.13 for first quarter 2004 and $0.15 for the same period in 2003. The decrease in first quarter 2004 net income compared to 2003 was primarily due to a higher effective tax rate following the recognition of a deferred tax asset in December 2003.

OUTSTANDING SHARES

(In Thousands Except Per Share Amounts)	Three Months Ended March 31,
	2004	2003	Change ($)	Change (%)
Basic Weighted Average Shares Outstanding	8,034	8,154	(120)	-1.5%
Diluted Weighted Average Shares Outstanding	8,346	8,383	(37)	-0.4%

The weighted average shares outstanding decreased 120 thousand shares or approximately 1.5% from 2003 to 2004. The decrease is primarily attributable to common stock repurchases by the Company during the fourth quarter of 2003 and first quarter of 2004.

The diluted weighted average shares outstanding decreased by 37 thousand shares, or less than 1%, in the first quarter of 2004 compared to the same period in 2003. This decrease is primarily attributable to common stock repurchases by the Company in the last quarter of 2003 and the first quarter of 2004. The effect of repurchased shares on the diluted weighted average shares outstanding calculation was largely offset by the effect of the Company’s changing stock price. The average closing price of the Company’s stock increased from $8.71 for the first quarter of 2003 to $11.96 for the same period of 2004. This increased the number of outstanding stock options with exercise prices that were less than the market price of Embrex’s stock (i.e., “in-the-money” stock options). Because only in-the-money stock options are counted in computing diluted weighted average shares outstanding, the higher average closing price for the Company’s common stock in 2004 as compared to 2003 resulted in more dilutive stock options being taken into account in 2004. Therefore, the impact of the Company’s common stock repurchases were generally offset by the impact of the increase in the number of in-the-money stock options considered in the diluted weighted average shares outstanding calculation.

CONSOLIDATED REVENUES

(In Thousands)

	Three Months Ended March 31,
	2004	2003	Change ($)	Change (%)
Device revenues	$11,501	$10,111	$1,390	14%
Product revenues	292	653	(361)	-55%
Other revenues	163	134	29	22%

Total revenues	$11,956	$10,898	$1,058	10%

Consolidated revenues for the first quarter of 2004 totaled $12.0 million, representing an increase of 10% over revenues of $10.9 million for the same period in 2003.

The 2004 first quarter revenues include device lease fees derived from multi-year contracts and paid trials in the United States and foreign countries, and the sale of Inovoject® and Egg Remover® systems to distributors and human flu vaccine manufacturers. The sale of Inovoject® systems and Egg Remover® systems to distributors and human flu vaccine companies may cause variability in revenue and gross profit on an annual and quarterly basis. Embrex estimates that as of March 31, 2004, it was vaccinating in excess of 80% of the estimated nine billion broiler birds grown annually in the United States and Canada. Given its market penetration, the Company expects only minor Inovoject® systems revenue and earnings growth in this market, most of which is anticipated to come from new Egg Remover® installations. In addition, disease outbreaks and the introduction of competitor machines could affect growth and/or the maintenance of the Company’s revenues.

Device revenues totaled $11.5 million for the first quarter of 2004 compared to $10.1 million for the same period in 2003, representing a 14% increase year over year. The increase in 2004 first quarter device revenues was attributable to a $0.7 million increase in revenue from both device fees and device sales. The increase in device fees is primarily due to an increase in the Inovoject® system customer base, as well as new Egg Remover® installations. The device sales were generated from device sales to a human flu vaccine manufacturer, as well as the Company’s distributor in Japan.

Product revenues consist primarily of revenues from sales of Bursaplex®, the Company’s proprietary vaccine for the treatment of avian infectious bursal disease (IBD). Bursaplex® is a product which uses the Company’s AAC technology (antigen-antibody complex) to form an antibody-vaccine virus complex when combined with an infectious bursal disease (IBD) virus. Prior to 2004, Embrex referred to the AAC technology as virus neutralizing factor, or VNF®. The Company believes AAC more accurately describes the technology and plans to use that term going forward in lieu of VNF®. To date, regulatory approval for Bursaplex® has been received in 24 countries including the United States, and regulatory approval is temporary or pending in 10 additional countries.

Product revenues decreased 55% to $0.3 million in the 2004 first quarter as compared to $0.7 million for the same period in 2003. Overall Bursaplex® sales decreased during the first quarter of 2004 primarily due to the Company’s Japanese distributor’s inventory buildup in 2002 and early 2003 and a weak market in Asia caused primarily by outbreaks of avian influenza throughout the region. The Company anticipates that conditions in the Asian market for the remainder of 2004 will continue to be challenging since the current avian influenza outbreak may impact poultry production levels as consumption in, and exports from, the region are reduced. This may also result in decreased injection activity. Embrex will continue to monitor developments and intends to take appropriate steps as necessary.

Other revenue, consisting mainly of miscellaneous revenues for minor products, refunds and miscellaneous grants, increased 22% or $29 thousand for first quarter 2004 from the same period of 2003. The 2004 other revenues were primarily derived from Small Business Innovation Research funding for device development work and other miscellaneous grants. The 2003 other revenues were primarily derived from funding provided by federal Advanced Technology Program funds supporting the Company’s collaborative development project with Origen Therapeutics, Inc., which has since been discontinued by the Company as described in the Company’s Form 10-K for the year ended December 31, 2003, and Small Business Innovation Research funding for device development work.

Management anticipates only minor revenue and earnings growth from existing Inovoject® system operations in the United States and Canada, and modest revenue and earnings growth from new Inovoject® system leases in other countries and sales of Bursaplex® and Newplex™ products to poultry producers worldwide. However, the rate at which the marketplace will accept the Inovoject® system technology outside the United States and Canada, the degree of acceptance of our competitor’s machines within the United States and elsewhere, the timing of regulatory approvals of third-party vaccines for in ovo use outside the United States and Canada, costs associated with market expansion, possible variability in United States hatchery bird production as a result of grain price fluctuations, and variability in the demand for, and pricing of, U.S. poultry and poultry products both inside and outside the United States, will impact the pace of revenue growth, if any, and sustained profitability from the installation and operational throughputs of Inovoject® systems. In addition, avian disease outbreaks in markets where Embrex has device placements and sales also may affect future revenues.

COST OF REVENUE

Cost of revenue was 40% of total revenues for first quarter 2004 as compared to 38% of total revenues for the same period in 2003.

First-quarter gross margin decreased two percentage points to 60% compared to first quarter 2003. This is primarily due to additional costs related to servicing the Company’s devices as well as product mix, described in “Consolidated Revenues” above.

OPERATING EXPENSES

	Three Months Ended, March 31,
	2004	2003	Change ($)	Change (%)
General & Administrative	$2,552	$2,082	$470	23%
Sales & Marketing	645	777	(132)	-17%
Research & Development	2,199	2,303	(104)	-5%

Total Operating Expenses	5,396	5,162	234	5%

Operating expenses totaled $5.4 million for the first quarter of 2004 compared to $5.2 million for the same period of 2003.

General and administrative (“G&A”) expenses were $2.6 million for the first quarter of 2004, up $0.5 million or 23% compared to the same period of 2003. The increase in G&A expenses from 2003 was primarily due to increases in patent-related legal fees, accounting fees related primarily to internal controls for compliance with the Sarbanes-Oxley Act, and staff-related and software expenses in support of the business. Higher premiums due to increased insurance coverage contributed to the increase as well.

First quarter Sales & Marketing operating expenses decreased $0.1 million from $0.8 million in 2003 to $0.7 million in 2004. This decrease is mainly due to sales tax assessments that occurred in the first quarter of 2003 that did not recur in 2004.

Research & Development (“R&D”) expenses decreased $0.1 million from $2.3 million for the first quarter of 2003 to $2.2 million for the same period of 2004. The decrease is principally due to a change in the recording of patent-related legal fees from R&D to G&A and lower contract R&D expenses. The Company continues to manage its research and development effort to leverage its know-how, patent position, market presence and expenditures.

The Company’s overall research and development expenses reflect expenditures incurred in three distinct departments:

The first of these, R&D, is responsible for expenditures associated with the work on our product portfolio and in particular the Newplex™ vaccine and Inovocox™, the in ovo coccidiosis vaccine. Operating expenses for R&D in the first quarter of 2004 were $1.1 million, compared to 2003 expenses of $1.3 million. This decrease in R&D expenses is primarily due to legal fees related to patents that are now reflected as a part of G&A expenses, but were reflected as R&D expense in 2003.

The second of these, Global Product Development & Supply (“GPDS”), is responsible for development and testing of commercial machine devices and supply of biological products. This group is currently responsible for development and commercial testing related to the Gender Sort project and overseeing final setup of the Embrex Poultry Health manufacturing facility for the production of Inovocox™. GPDS operating expenses for first quarter 2004 and 2003 were $0.6 million and $0.7 million, respectively. The decrease from 2003 to 2004 is primarily due to a decrease in non-salary related staff expenses, as well as lower contract R&D expenses related to the Gender Sort project.

The third is Engineering and Manufacturing, which makes design modifications and improvements to the Inovoject® and Egg Remover® systems and the Vaccine Saver® option, as well as final assembly and testing prior to installation of a Company device at a customer’s hatchery. Beginning in 2004 this category also includes start-up manufacturing costs associated with Embrex Poultry Health. Operating expenses for Engineering and Manufacturing increased from $0.4 million for first quarter 2003 to $0.5 million for first quarter 2004. This increase is primarily due to expenses associated with the new Embrex Poultry Health facility.

OTHER INCOME AND EXPENSE

Net other income decreased from $106 thousand for the first quarter of 2003 to $32 thousand for the same period of 2004. This decrease is primarily due to interest income that was received from the Advanced Automation loan in the first quarter of 2003 that did not recur in 2004 due to the full repayment of the loan and the Company’s purchase of the Gender Sort device from Advanced Automation in the fourth quarter of 2003.

Interest income totaled $21 thousand and $57 thousand in the first quarters of 2004 and 2003, respectively.

Interest expense totaled $12 thousand in the first quarter of 2004 compared to a credit of $4 thousand for the same period of 2003. The increase in interest expense was primarily due to interest charged as a result of filing amended state income tax returns for prior years. Interest costs of $55 thousand related to the term loan for construction of the Embrex Poultry Health biological facility are not reflected in the 2004 interest expense totals as this amount is being capitalized as part of the construction cost of the facility. Management expects to continue to rely principally on the use of internally generated funds to finance the cost of additional devices for the remainder of 2004, as was the case in 2003.

INCOME TAX EXPENSE

Income taxes totaled $0.6 million for first quarter 2004, a $0.2 million increase from $0.4 million for the same period in 2003. The effective tax rate for 2004 first quarter was 37% in comparison to the 25% effective tax rate of first quarter 2003. The income tax expense for first quarter 2004 increased over the same period of 2003 due to the recognition of deferred tax assets in 2003. In addition, profits in international operations subject to U.S. taxes are contributing to the higher effective tax rate.

For the rest of 2004, the goals of management are to maintain modest revenue growth and profitability, to continue efforts to achieve worldwide placements of its devices, to obtain regulatory approvals and initiate marketing of Bursaplex® and Newplex™ in these markets, to continue development of proprietary in ovo vaccines and to develop enhancements to the Inovoject® system and other devices. Growth in device and product revenues during 2004 will be dependent on the rate at which markets outside the United States and Canada accept the Inovoject® system technology and related devices, potential competition within the United States, disease outbreaks in domestic and/or global markets, the timing of regulatory approvals for Bursaplex® and Newplex™ and third-party vaccines for in ovo use outside the United States and Canada, start-up costs in new markets, possible variability in United States bird production as a result of grain price fluctuations and other factors, and variability in demand for, and pricing of, U.S. poultry and poultry products both inside and outside the United States.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At March 31, 2004, the Company’s cash and cash equivalents amounted to $9.5 million, down $0.1 million from $9.6 million on hand at year-end 2003.

Operating activities generated $2.5 million in cash during the first three months of 2004. Cash was provided by net income of $1.1 million, depreciation of $1.4 million and decreases in accounts receivable, inventories and other current assets of $0.9 million. This was partially offset by decreases in accounts payable, accrued expenses and deferred revenue of $1.1 million.

During the first three months of 2004, investing activities used a net $2.3 million of cash, primarily for the manufacture of additional devices and other capital expenditures.

Financing activities used $0.5 million of cash, primarily due to repurchases of Common Stock for $1.2 million, and repayment of $1.1 million in short-term financing during the first quarter. This was partially offset by $1.7 million which was received from the Company’s long-term bank loan used to finance construction of the Embrex Poultry Health biological manufacturing facility, as well as the $0.1 million received in connection with the exercise of stock options under the Company’s stock plans.

The Company obtained a $9.0 million construction/term loan from Branch Banking and Trust (“BB&T”), in August 2003, to be used for construction and equipping of the Embrex Poultry Health biological manufacturing facility located in Scotland County, North Carolina. At March 31, 2004, $8.0 million of the construction/term loan had been borrowed.

The Company has a $6.0 million secured revolving line of credit with BB&T, which may be used for working capital purposes. In April 2004 the term of this line of credit was extended to May 2005. The line of credit carries an interest rate of the current LIBOR rate plus 1.60%. At March 31, 2004, the Company had no outstanding borrowings under this credit facility.

In August 2002, the Company announced that the Board of Directors authorized a share repurchase program (the “2002 Repurchase Program”) to purchase up to 6% of outstanding shares of Common Stock, or up to approximately 500,000 shares over 17 months, in open market or privately negotiated transactions. In November 2003, the Board of Directors extended the term of the 2002 Repurchase Program to June 30, 2004. During the first quarter of 2004, the Company purchased 99,400 shares of its Common Stock for $1.2 million at an average price of $12.18 per share. The Company has repurchased an aggregate of 313,300 shares of its Common Stock for $3.3 million at an average price of $10.67 per share under the 2002 Repurchase Program through March 31, 2004. See “Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2003.

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

The Company cautions that any such forward-looking statements include statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially. Risks include without limitation the degree of growth in the poultry industry in the United States and globally, competition arising within the United States, disease outbreaks in domestic and/or global markets, market acceptance and cost of expansion in new geographic markets and with new products, including the Company’s ability to penetrate new markets and the degree of market acceptance of new products, the complete commercial development of potential future products on a cost effective basis and the ability to obtain regulatory approval of products. Such approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, and potential changes in regulations. Additional information on these risks and other factors which could affect the Company’s consolidated financial results are included in the Risk Factors described in Exhibit 99 to this report and in the Company’s other filings with the Securities and Exchange Commission, including the Company’s Forms 10-Q, 10-K and 8-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential loss arising from adverse changes in market rates and prices. The Company’s primary market risk exposure is attributable to changes in foreign currency exchange rates. Approximately 34% of revenues for the first quarter of 2004 and 32% of revenues for the year ended December 31, 2003 were derived from operations outside the United States. The Company’s interim consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of subsidiaries’ financial results into U.S. dollars for purposes of reporting consolidated financial results. During 2004, the British Pound and selected Latin American currencies strengthened against the U.S. dollar compared to the same period during 2003. If average exchange rates during the first three months of 2004 had remained the same as the average exchange rates during the same period of 2003, the Company’s 2004 revenues would have been higher than reported. The calculated change was $0.1 million, or 1% of the Company’s 2004 first quarter’s revenues.

In addition to currency translation risk, the Company is subject to transaction risk. Transaction risk is the risk of potential loss arising from adverse changes in exchange rates from the point invoices are issued until the receipts are collected. Most of Embrex’s transaction risk resides in the Company’s largest subsidiary, Embrex Europe Ltd., where accrued revenues are recorded in British Pounds. However, most of Embrex Europe Ltd.’s revenues are invoiced in U.S. Dollars or Euros. When revenues are collected, there is a risk that changes in the respective exchange rates could cause the amount collected (when converted to British Pounds) to be less than originally accrued.

Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders’ equity were ($227 thousand) at March 31, 2004 as compared with ($322 thousand) at December 31, 2003. This $95 thousand change was mainly attributable to exchange rate differences between the U.S. Dollar, Euro and Pound Sterling and relates to differences in invoice versus receipt of funds.

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

Other than arising from the review described below, there have been no changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review and evaluate its internal controls, including in its international offices, as part of a review process established in late 2001. In certain of the Company’s smaller offices, it is impracticable to maintain a number of personnel to establish separation of responsibilities for review and approval of transactions or other accounting or control functions. In order to address this, the Company has established greater supervision of these functions by personnel in the corporate office and utilizes an internal audit program with respect to these offices. The Company may take further actions as it deems desirable based on its continuing reviews and evaluations, and to comply with Sarbanes-Oxley internal control procedures during the remainder of 2004.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of certain patent infringement proceedings initiated by the Company and related legal proceedings, see the Company’s Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

Item 2. Changes in Securities

Issuer Purchases of Equity Securities. During the first quarter of 2004, the Company purchased certain shares pursuant to its current share repurchase program as set forth in the following table.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2004 – 1/31/2004	84,800	$12.42	298,700	201,300
2/1/2004 – 2/29/2004	-0-	N/A	298,700	201,300
3/1/2004 – 3/31/2004	14,600	$10.75	313,300	186,700
Total	99,400	$12.18	313,300	186,700

(1)	On August 5, 2002, the Company announced that the Board of Directors had authorized a share repurchase program (the “2002 Repurchase Program”) to purchase up to 6% of outstanding shares of Common Stock, or up to approximately 500,000 shares over 17 months, in open market or privately negotiated transactions. On November 24, 2003, the Company announced that the Board of Directors approved an extension of the program’s term to June 30, 2004.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Document
10.1	BDA Production and Supply Agreement dated January 29, 2004 between Embrex and Charles River Laboratories, Inc. (asterisks located within the exhibit denote information that has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

99	Risk Factors relating to the Company

(b) Reports on Form 8-K.

On March 15, 2004, the Company furnished a report under Item 12 of Form 8-K regarding a press release issued by the Company on March 15, 2004, announcing results of operations for the period ended December 31, 2003.

Information furnished in such Form 8-K is not deemed filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2004

EMBREX, INC.

By:	/s/ Randall L. Marcuson
Randall L. Marcuson
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	BDA Production and Supply Agreement dated January 29, 2004 between Embrex and Charles River Laboratories, Inc. (asterisks located within the exhibit denote information that has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

99	Risk Factors relating to the Company

21