Form 10-Q
period 2004-06-30
EMBREX INC /NC/
filed 2004-08-03
CIK 878725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

Commission File No. 000-19495

Embrex, Inc.

(Exact name of registrant as specified in its charter)

North Carolina	56-1469825
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1040 Swabia Court, Durham, NC	27703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone no. including area code: (919) 941-5185

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares of Common Stock, $0.01 par value, outstanding as of July 23, 2004 was 7,941,802.

EMBREX, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Embrex, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2004 (unaudited)	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$7,705	$9,629
Restricted cash	282	373
Accounts receivable – trade, net	6,953	7,776
Inventories:
Materials and supplies	2,016	1,928
Product	1,309	1,406
Current deferred tax asset	468	468
Other current assets	1,885	1,787

Total Current Assets	20,618	23,367

Land	147	147

Devices under construction	2,899	3,062

Devices	42,895	39,756
Less accumulated depreciation	(31,057)	(29,920)

	11,838	9,836

Equipment, Furniture and Fixtures	27,567	26,205
Less accumulated depreciation and amortization	(8,741)	(7,803)

	18,826	18,402

Other Assets:
Intangible assets(net of accumulated amortization of $411 in 2004 and $410 in 2003)	3,181	2,746
Long-term deferred tax asset	1,805	2,155
Other long-term assets	0	2

Total Other Assets	4,986	4,903

Total Assets	$59,314	$59,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$610	$1,105
Accrued expenses	3,803	4,507
Deferred revenue	567	586
Product warranty accrual	279	288
Current portion of long-term debt	238	1,128
Current portion of capital lease obligations	3	7

Total Current Liabilities	5,500	7,621
Long-term debt, less current portion	8,791	6,395
Capital Lease Obligations, less current portion	9	9

Shareholders’ Equity
Common Stock,$0.01 par value per share:
Authorized - 30,000,000 shares; Issued and outstanding - 7,936,121 net of 1,630,316 treasury shares and 8,152,974 net of 1,389,116 treasury shares at June 30, 2004 and December 31, 2003, respectively	95	94
Additional paid-in capital	64,646	63,572
Accumulated other comprehensive loss	(549)	(322)
Deferred compensation	(858)	(369)
Retained earnings (accumulated deficit)	965	(948)
Treasury stock	(19,285)	(16,335)

Total Shareholders’ Equity	45,014	45,692

Total Liabilities and Shareholders’ Equity	$59,314	$59,717

Embrex, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Revenues
Device revenues	$11,052	$11,579	$22,553	$21,690
Product sales	560	409	852	1,062
Other revenue	115	125	278	259

Total Revenues	11,727	12,113	23,683	23,011
Cost of Device Revenues and Product Sales	4,774	5,333	9,610	9,486

Gross Profit	6,953	6,780	14,073	13,525

Operating Expenses
General and administrative	2,302	1,174	4,854	3,256
Sales and marketing	689	724	1,334	1,501
Research and development	2,555	2,608	4,754	4,910

Total Operating Expenses	5,546	4,506	10,942	9,667

Operating Income	1,407	2,274	3,131	3,858

Other Income (Expense)
Interest income	20	31	41	88
Interest expense	(4)	(4)	(16)	(1)
Foreign currency gain (loss)	81	(34)	104	11
Other Income	-0-	3,791	-0-	3,791

Total Other Income	97	3,784	129	3,889

Income Before Tax Expense	1,504	6,058	3,260	7,747
Income Tax Expense	698	2,173	1,345	2,587

Net Income	$806	$3,885	$1,915	$5,160

Net Income per share of Common Stock:
Basic	$0.10	$0.48	$0.24	$0.63
Diluted	$0.10	$0.46	$0.23	$0.62

Number of Shares Used in Per Share Calculation:
Basic	7,960	8,143	7,997	8,194
Diluted	8,268	8,379	8,308	8,381

Embrex, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30
	2004	2003
Operating Activities
Net income	$1,915	$5,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,821	2,597
Gain (loss) on sale of fixed assets	3	(6)
Change in restricted cash	91	-0-
Change in deferred tax asset	350	(300)
Restricted stock amortization	121	-0-
Changes in operating assets and liabilities:
Accounts receivable, inventories and other current assets	733	(1,993)
Accounts payable, accrued expenses, deferred revenue and warranty accrual	(1,227)	2,023

Net Cash Provided By Operating Activities	4,807	7,481

Investing Activities
Land acquisition	-0-	(18)
Purchases of devices, equipment, furniture and fixtures	(5,053)	(6,202)
Cash proceeds from sale of devices, equipment, furniture and fixtures	29	-0-
Investment in patents and other non-current assets	(499)	(213)

Net Cash Used In Investing Activities	(5,523)	(6,433)

Financing Activities
Issuance of common stock	465	441
Payment of short-term debt	(894)	-0-
Issuance of long-term debt	2,397	-0-
Repurchase of common stock	(2,949)	(809)

Net Cash Used In Financing Activities	(981)	(368)

Increase (decrease) in cash and cash equivalents	(1,697)	680
Currency translation adjustments	(227)	564
Cash and cash equivalents at beginning of period	9,629	8,039

Cash And Cash Equivalents At End Of Period	$7,705	$9,283

EMBREX, INC.

FORM 10-Q

June 30, 2004

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd., Inovoject do Brasil Ltda., Embrex Poultry Health, LLC, Embrex de Mexico S. de R.L. de C.V. and Vaccination Services S. de R.L. de C.V. (“Embrex” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

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

Allowance for Uncollectible Accounts

To date, the Company has not experienced any material trade accounts receivable collection issues. However, based on a review of cumulative balances, industry experience and the current economic environment, the Company currently reserves from 2% to 4% of trade accounts receivable, depending on whether the receivable is denominated in U.S. dollars or a foreign currency, as an allowance for uncollectible accounts. In addition, adjustments due to the financial stability of individual customers will affect the overall percentage reserved. The consolidated balance reserved for uncollectible accounts as of June 30, 2004 was $0.3 million.

Warranty Accruals

To date, the Company has not experienced nor does it expect to experience any material device or product warranty issues in excess of amounts reserved. Based on sales of devices and products, the Company has established a reserve for future claims. The reserve is based on the estimated damages that a customer would experience if one of the Company’s devices or biological products should fail to perform to product specifications. The consolidated balance reserved for warranties as of June 30, 2004 was $0.3 million.

Inventory Obsolescence

To date, the Company has not experienced any material inventory obsolescence. However, based on a percentage of the current product and device parts inventory levels, the Company has established a reserve against future device parts obsolescence due to technological improvements and limited shelf life of product inventories. The percentage used to calculate the reserve is based on a rate that considers anticipated technological advances on devices and the shelf life of existing biological product inventories. The consolidated balance reserved for product and parts obsolescence as of June 30, 2004 was $0.3 million.

Deferred Tax Assets

The Company records deferred tax assets based upon amounts that are likely to be realized. Based on the Company’s recent profitability and belief that 2004 will result in an overall profit, the Company has recorded deferred tax assets of $2.3 million. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. However, in the event the Company was to determine that it would not be able to realize its net recorded deferred tax asset in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

Self-Insured Employee Health Plan Accrual

The Company has established a reserve related to the Company’s self-insured employee health plan. The amount of the reserve is based on management’s estimate of future employee health claims. The reserve covers expected short-term claims and is based on historical data adjusted for major events and anticipated changes in headcount or participation. The net balance reserved for the self-insured employee health plan as of June 30, 2004 was $0.3 million.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (“FIN 46”), which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities, or VIEs. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. The on-going disclosure and consolidation requirements are effective for all interim financial periods beginning after March 31, 2004. The Company completed its evaluation and has not identified any VIEs. Therefore, the adoption of FIN 46 did not impact the Company’s results of operations or financial position.

STOCK-BASED COMPENSATION

The Company’s stock plans (the “Plans”) are designed to provide incentives to eligible employees, officers, and directors in the form of stock, incentive stock options, and non-qualified stock options. The Company accounts for the Plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. No stock-based employee compensation cost is reflected in net income with respect to options granted under current plans, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, net income does reflect the cost of restricted stock awards granted. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”) (in thousands, except per share amounts):

	Three Months Ended June 30 (unaudited)		Six Months Ended June 30 (unaudited)
	2004	2003	2004	2003
Net income, as reported	$806	$3,885	$1,915	$5,160
Add: Non-cash stock-based compensation included in net income	37	-0-	71	-0-
Deduct: Total stock-based compensation expense for options granted determined under fair value based method for all awards, net of related tax effects	(201)	(330)	(551)	(614)

Pro forma net income	$642	$3,555	$1,435	$4,546

Earnings per share:
Basic—as reported	$0.10	$0.48	$0.24	$0.63
Basic—pro forma	$0.08	$0.44	$0.18	$0.61

Diluted—as reported	$0.10	$0.46	$0.23	$0.62
Diluted—pro forma	$0.08	$0.42	$0.17	$0.54

Note 3 - Revenues

Device revenues include revenues derived from all or a combination of the Company’s devices such as Inovoject® system fees, Inovoject® system sales, Egg Remover® fees, Egg Remover® sales, Vaccine

Saver® fees, Vaccine Saver® sales and Inovoject® system distributor royalties. The item “other revenue” includes revenues derived from grants from federal agencies, miscellaneous but minor product sales and other miscellaneous sources.

Note 4 - Income Tax Expense

The effective tax rate for second quarter 2004 was 46% in comparison to the 36% effective tax rate for second quarter 2003. The effective tax rate for six-months ended June 30, 2004 was 41% in comparison to the 33% effective tax rate for the same period in 2003. The effective tax rate for second quarter 2004 and the six-months ended June 30, 2004 increased over the same periods in 2003 due to recognition of deferred tax assets in 2003. Losses in certain international operations and foreign withholding taxes are contributing to the higher effective tax rate as well.

Note 5 - Net Income Per Share

Basic net income per share was determined by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted net income per share reflects the potential dilution that could occur assuming exercise of all in-the-money issued and unexercised stock options. The dilutive effect of unexercised stock options is calculated using the Treasury Stock Method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net Income	$806	$3,885	$1,915	$5,160

Denominator:
Denominator for basic net income per share—weighted-average	7,960	8,143	7,997	8,194
Effect of Dilutive Securities:
Stock Options	307	236	311	187

Denominator for diluted net income per share—adjusted weighted-average shares and assumed option exercises	8,268	8,379	8,308	8,381

Basic net income per share	$0.10	$0.48	$0.24	$0.63

Diluted net income per share	$0.10	$0.46	$0.23	$0.62

Note 6 - Comprehensive Income

FASB Statement No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $0.5 million and $4.5 million for the three months ended June 30, 2004 and 2003, respectively. The Company’s total comprehensive income, net of tax was $1.7 million and $5.7 million for the six-month period ended June 30, 2004 and 2003, respectively. The Company’s total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented as summarized below.

(In thousands) (* Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2004 *	2003 *	2004 *	2003 *
Net Income	$806	$3,885	$1,915	$5,160
Currency Translation Adjustments	(325)	595	(227)	564

Comprehensive Income	$481	$4,480	$1,688	$5,724

Note 7 - Segments

The Company operates in a single segment. The table below presents the Company’s operations by geographic area:

(In thousands) (* Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2004 *	2003 *	2004 *	2003 *
Total Revenue:
United States	$8,152	$7,674	$16,006	$15,405
International	3,575	4,439	7,677	7,606

Total	$11,727	$12,113	$23,683	$23,011

(In thousands) (* Unaudited)	June 30, 2004 *	December 31, 2003
Total Assets:
United States	$47,667	$48,770
International	11,647	10,947

Total	$59,314	$59,717

Note 8 - Debt

The Company obtained a $9.0 million construction/term loan from its bank, Branch Banking and Trust Company (“BB&T”), in August 2003, to be used for construction and equipping of the Embrex Poultry Health biological manufacturing facility located in Scotland County, North Carolina. The interest rate of the loan is based on the one-month LIBOR rate plus 1.65% with the option of entering into a swap agreement for a 10-year fixed interest rate effective 18 months after the closing date of the loan. The loan has a term of 138 months or 11.5 years with payments of interest only for the first 18 months. Principal repayment on the loan begins at the end of the interest only period over the remaining term of the loan in equal monthly installments of principal plus interest. At June 30, 2004, $9.0 million of the construction/term loan had been borrowed.

Note 9 - Contingencies

The Company operates in multiple tax jurisdictions and significant judgment is required in determining its worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate income tax outcome is uncertain. Although the Company believes its approach to determining its various income tax provisions is reasonable, no assurance can be given that the final outcome upon review by taxing authorities will not be materially different than that which is reflected in the Company’s historical income tax provision and accruals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Embrex is an international biotechnology company engaged in the development of innovative in ovo solutions that meet the needs of the global poultry industry. The Company derives most of its global revenues from fees for the number of eggs processed by its Inovoject® systems. Other revenue sources for the Company come from lease fees related to its Egg Remover® systems and Vaccine Saver® option installations. In addition to these sources, the Company may sell each of these devices to distributors under special circumstances in selected countries and to human flu vaccine manufacturers. Revenues from these sources are categorized as device revenues in the Company’s financial statements. Another source of revenue for the Company is product sales, which currently consist of sales of an in ovo vaccine for infectious bursal disease. The Company also derives some revenues from grant sources and other minor products. The Company’s cost of revenues is primarily attributable to the costs of supporting the Company’s devices at customer locations around the world. These costs include the labor, travel and parts necessary to ensure proper operation and maintenance of Embrex’s devices located at hatcheries of the Company’s customers, as well as associated depreciation, sales and property tax expenses.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 and 2003

CONSOLIDATED NET INCOME

(In Thousands Except Per Share Amounts)

	Three Months Ended June 30,
	2004	2003	Change	Change
Total Revenue	$11,727	$12,113	$(386)	-3%
Gross Profit	$6,953	$6,780	$173	3%
Operating Income	$1,407	$2,274	$(867)	-38%
Net Income	$806	$3,885	$(3,079)	-79%
Earnings per share – basic	$0.10	$0.48	$(0.38)	-79%
Earnings per share – diluted	$0.10	$0.46	$(0.36)	-78%

Consolidated net income for the second quarter of 2004 decreased to $0.8 million, 79% lower than 2003 net income of $3.9 million. Diluted earnings per share were $0.10 for second quarter 2004 and $0.46 for the same period in 2003. The decrease in second quarter 2004 net income compared to 2003 was primarily due to the $5.0 million 2003 Fort Dodge Animal Health settlement, which contributed $2.1 million net of $2.9 million of expenses and taxes. Operating expense increases of $1.0 million along with an increase in the effective tax rate also contributed to the decrease in net income.

OUTSTANDING SHARES

(In Thousands Except Per Share Amounts)	Three Months Ended June 30,
	2004	2003	Change	Change
Basic Weighted Average Shares Outstanding	7,960	8,143	(183)	-2%
Diluted Weighted Average Shares Outstanding	8,268	8,379	(111)	-1%

The weighted average shares outstanding decreased 183 thousand shares or approximately 2% from 2003 to 2004. The decrease is primarily attributable to common stock repurchases by the Company during the last 12 months, partially offset by stock option exercises and the vesting of restricted stock grants.

The diluted weighted average shares outstanding decreased by 111 thousand shares, or 1%, in the second quarter of 2004 compared to the same period in 2003. This decrease is primarily attributable to common stock repurchases by the Company in the last quarter of 2003 and the first and second quarters of 2004. The effect of repurchased shares on the diluted weighted average shares outstanding calculation was largely offset by the effect of the Company’s stock price increase. The average closing price of the Company’s stock increased from $8.87 for the second quarter of 2003 to $12.40 for the same period of 2004. This increased the number of outstanding stock options with exercise prices that were less than the market price of Embrex’s stock (i.e., “in-the-money” stock options). Because only in-the-money stock options are counted in computing diluted weighted average shares outstanding, the higher average closing price for the Company’s common stock in 2004 as compared to 2003 resulted in more dilutive stock options being taken into account in 2004. Therefore, the impact of the Company’s common stock repurchases were partially offset by the impact of the increase in the number of in-the-money stock options considered in the diluted weighted average shares outstanding calculation.

CONSOLIDATED REVENUES

(In Thousands)

	Three Months Ended June 30,
	2004	2003	Change	Change
Device revenues	$11,052	$11,579	$(527)	-5%
Product revenues	560	409	151	37%
Other revenues	115	125	(10)	-8%

Total revenues	$11,727	$12,113	$(386)	-3%

Consolidated revenues for the second quarter of 2004 totaled $11.7 million, representing a decrease of 3% over revenues of $12.1 million for the same period in 2003.

The 2004 second quarter device revenues include device lease fees derived from single and multi-year contracts and paid trials in the United States and foreign countries. These recurring fees generally contribute more than 90% of the device revenue in most quarters. In the second quarter of 2004 device lease fees generated 6% or $0.6 million more than the second quarter of 2003. The increase in device fees is primarily due to an increase in the Inovoject® system customer base, as well as new Egg Remover® installations. Device revenues also include sales of Inovoject® and Egg Remover® systems to distributors and human flu vaccine manufacturers. The sporadic nature of Inovoject® and Egg Remover® system sales to distributors and human flu vaccine companies may cause variability in revenue and gross profit on an annual and quarterly basis. For the second quarter of 2004 this variability resulted in a $1.1 million decrease in device sales when compared to the second quarter of 2003. Overall, device revenues totaled $11.1 million for the second quarter of 2004 compared to $11.6 million for the same period in 2003, representing a 5% decrease year over year.

Product revenues consist primarily of revenues from sales of Bursaplex®, the Company’s proprietary vaccine for the treatment of avian infectious bursal disease (IBD). Bursaplex® is a product which uses the Company’s AAC technology (antigen-antibody complex) to form an antibody-vaccine virus complex when combined with an infectious bursal disease (IBD) virus. Prior to 2004, Embrex referred to the AAC technology as virus neutralizing factor, or VNF®. The Company believes AAC more accurately describes the technology and plans to use that term going forward in lieu of VNF®. To date, regulatory approval for Bursaplex® has been received in 25 countries including the United States, and regulatory approval is temporary or pending in 9 additional countries.

Product revenues increased 37% to $0.6 million in the 2004 second quarter as compared to $0.4 million for the same period in 2003, primarily due to higher sales of Bursaplex® in the Asian and Latin American markets. Despite second quarter 2004 increases, the Company continues to anticipate that the challenging conditions primarily in the Asian market will persist for the remainder of 2004, since the ongoing but less numerous avian influenza outbreaks may continue to impact poultry production levels as consumption in, and exports from the region are disrupted. This may also result in decreased injection activity. Embrex will continue to monitor developments and intends to take appropriate steps as necessary.

Other revenue, consisting mainly of miscellaneous revenues for minor products, refunds and miscellaneous grants, decreased 8% or $10 thousand for second quarter 2004 from the same period of 2003. The 2004 other revenues were primarily derived from Small Business Innovation Research funding for device development work and other miscellaneous grants. The 2003 other revenues were primarily derived from funding provided by Small Business Innovation Research funding for device development work and miscellaneous product revenue.

COST OF REVENUE

Second quarter gross margin increased three percentage points to 59% compared to 56% in the second quarter of 2003. This is primarily due to a change in the product mix as well as lower costs related to servicing the Company’s devices. Inflationary pressure from the increase in the cost of stainless steel may result in an increase in the cost of parts used for maintaining the Company’s devices and depreciation expenses due to increased capital cost for new devices. These increases could cause gross margins to decrease in the future. Also, downward pressure on contracted device fees, upward changes in other input costs and product mix could cause gross margins to decrease in the future.

OPERATING EXPENSES

	Three Months Ended June 30,
	2004	2003	Change	Change
General & Administrative	$2,302	$1,174	$1,128	96%
Sales & Marketing	689	724	(35)	-5%
Research & Development	2,555	2,608	(53)	-2%

Total Operating Expenses	$5,546	$4,506	$1,040	23%

Operating expenses totaled $5.5 million for the second quarter of 2004 compared to $4.5 million for the same period of 2003. Start-up costs for Embrex Poultry Health’s manufacturing facility contributed about $0.3 million to the $1.0 million increase. Other factors are described below.

General and administrative (“G&A”) expenses were $2.3 million for the second quarter of 2004, up $1.1 million or 96% compared to the same period of 2003. The increase in G&A expenses from 2003 was primarily due to a $0.6 million increase in legal fees. This increase was caused by the second quarter 2003 reclassification of $1.2 million of Fort Dodge litigation fees from G&A operating expense to “other income” in the “other income (expense)” section of the income statement. The reclassification matched the cost of the litigation with the $5.0 million settlement received from Fort Dodge. The remaining $0.5 million increase is related to increases in staff-related expenses and start-up of Embrex Poultry Health, higher premiums due to increased insurance coverage and patent related legal fees that were previously recorded as research and development expense.

Second quarter Sales & Marketing operating expenses were approximately the same at $0.7 million for both 2004 and 2003.

Research & Development (“R&D”) expenses were approximately the same at $2.6 million for the second quarters of both 2004 and 2003.

The Company’s overall research and development expenses reflect expenditures incurred in three distinct departments:

The first of these, R&D, is responsible for expenditures associated with the work on our product portfolio and in particular Newplex™ vaccine and Inovocox™, the in ovo coccidiosis vaccine. Operating expenses for R&D in the second quarter of 2004 were $1.2 million, compared to 2003 expenses of $1.3 million. This decrease in R&D expenses is primarily due to legal fees related to patents that are now reflected as a part of G&A expenses and a 2003 adjustment to benefits accruals.

The second of these, Global Product Development & Supply (“GPDS”), is responsible for development and testing of commercial machine devices and supply of biological products. This group is currently responsible for development and commercial testing related to the Gender Sort project and overseeing final setup of the Embrex Poultry Health manufacturing facility for the production of Inovocox™. GPDS operating expenses for second quarter 2004 and 2003 were $0.7 million and $0.9 million, respectively. The decrease from 2003 to 2004 is primarily due to lower contract R&D and engineering development expenses related to the Gender Sort project and a 2003 adjustment to benefits accruals.

The third is Engineering and Manufacturing, which makes design modifications and improvements to the Inovoject® and Egg Remover® systems and the Vaccine Saver® option, as well as final assembly and testing prior to installation of a Company device at a customer’s hatchery. Beginning in 2004, this category also includes start-up manufacturing costs associated with Embrex Poultry Health. Operating expenses for Engineering and Manufacturing increased from $0.4 million for first quarter 2003 to $0.6 million for second quarter 2004. This increase is primarily due to expenses associated with the new Embrex Poultry Health facility.

OTHER INCOME AND EXPENSE

Net other income decreased from $3.9 million for the second quarter of 2003 to $0.1 million for the same period of 2004. This decrease is primarily due to the $3.8 million net of expenses recorded in the second quarter of 2003 from the $5.0 million Fort Dodge settlement.

Interest income totaled $20 thousand and $31 thousand in the second quarters of 2004 and 2003, respectively. This decrease is primarily due to interest income that was received from the Advanced

Automation loan in the second quarter of 2003 that did not recur in 2004 due to the full repayment of the loan and the Company’s purchase of the Gender Sort device from Advanced Automation in the fourth quarter of 2003.

Interest expense totaled $4 thousand for the second quarters of both 2004 and 2003. Interest costs of $50 thousand related to the term loan for construction of the Embrex Poultry Health biological facility are not reflected in the 2004 interest expense totals as this amount is being capitalized as part of the construction cost of the facility.

INCOME TAX EXPENSE

Income taxes totaled $0.7 million for second quarter 2004, a $1.5 million decrease from $2.2 million for the same period in 2003. The effective tax rate for 2004 second quarter was 46% in comparison to the 36% effective tax rate of second quarter 2003. The income tax expense was $1.5 million higher in 2003 due to the $5.0 million Fort Dodge settlement and the method used to record the potential tax liability related to the settlement during the second quarter of 2003. The effective tax rate for second quarter 2004 increased over the same period of 2003 due to the recognition of deferred tax assets in 2003. In addition, losses in certain international operations and foreign withholding taxes are contributing to the higher effective tax rate.

Six Months Ended June 30, 2004 and 2003

CONSOLIDATED NET INCOME

(In Thousands Except Per Share Amounts)

	Six Months Ended June 30,
	2004	2003	Change	Change
Total Revenue	$23,683	$23,011	$672	3%
Gross Profit	$14,073	$13,525	$548	4%
Operating Income	$3,131	$3,858	$(727)	-19%
Net Income	$1,915	$5,160	$(3,245)	-63%
Earnings per share – basic	$0.24	$0.63	$(0.39)	-62%
Earnings per share – diluted	$0.23	$0.62	$(0.39)	-63%

Consolidated net income for the first six months of 2004 decreased $3.3 million or 63% from $5.2 million in 2003 to $1.9 million in 2004. Diluted earnings per share were $0.23 for the first half of 2004 and $0.62 for the same period in 2003. The decrease in second quarter 2004 net income compared to 2003 was primarily due to the 2003 $5.0 million Fort Dodge Animal Health settlement that netted to $2.1 million after deducting $2.9 million of expenses and taxes. Operating expense increases along with an increase in the effective tax rate also contributed to the decrease in net income.

OUTSTANDING SHARES

(In Thousands Except Per Share Amounts)

	Six Months Ended June 30,
	2004	2003	Change	Change
Basic Weighted Average Shares Outstanding	7,997	8,194	(197)	-2%
Diluted Weighted Average Shares Outstanding	8,308	8,381	(73)	-1%

The weighted average shares outstanding decreased 197 thousand shares or approximately 2% from 2003 to 2004. The decrease is primarily attributable to common stock repurchases by the Company during the last 12 months, partially offset by stock option exercises and the issuance of restricted stock grants.

The diluted weighted average shares outstanding decreased by 73 thousand shares, or 1%, in the first half of 2004 compared to the same period in 2003. This decrease is primarily attributable to common stock repurchases by the Company in the last quarter of 2003 and the first and second quarters of 2004. The effect of repurchased shares on the diluted weighted average shares outstanding calculation was largely offset by the effect of the Company’s stock price increase. The average closing price of the Company’s stock increased from $8.79 for the first six months of 2003 to $12.18 for the same period of 2004. This increased the number of outstanding stock options with exercise prices that were less than the market price of Embrex’s stock (i.e., “in-the-money” stock options). Because only in-the-money stock options are counted in computing diluted weighted average shares outstanding, the higher average closing price for the Company’s common stock in 2004 as compared to 2003 resulted in more dilutive stock options being taken into account in 2004. Therefore, the impact of the Company’s common stock repurchases were generally offset by the impact of the increase in the number of in-the-money stock options considered in the diluted weighted average shares outstanding calculation.

CONSOLIDATED REVENUES

(In Thousands)

	Six Months Ended June 30,
	2004	2003	Change	Change
Device revenues	$22,553	$21,690	$863	4%
Product revenues	852	1,062	(210)	-20%
Other revenues	278	259	19	7%

Total revenues	$23,683	$23,011	$672	3%

Consolidated revenues for the first half of 2004 totaled $23.7 million, representing an increase of 3% over revenues of $23.0 million for the same period in 2003.

The 2004 first half device revenues include device lease fees derived from single and multi-year contracts and paid trials in the United States and foreign countries. These recurring fees generally contribute more than 90% of the device revenue in most years. In the first half of 2004 device lease fees generated 6% or $1.2 million more than the first half of 2003. The increase in device fees is primarily due to an increase in the Inovoject® system customer base, as well as new Egg Remover® installations. Device revenues also include sales of Inovoject® and Egg Remover® systems to distributors and human flu vaccine manufacturers. The sporadic nature of Inovoject® and Egg Remover® system sales to distributors and human flu vaccine companies may cause variability in revenue and gross profit on an annual and quarterly basis. For the first half of 2004 this variability resulted in a $0.4 million decrease in device sales when compared to the first half of 2003. Overall, device revenues totaled $22.6 million for the first half of 2004 compared to $21.7 million for the same period in 2003, representing a 4% increase year over year.

Product revenues decreased 20% to $0.9 million in the first half of 2004 as compared to $1.1 million for the same period in 2003, primarily due to decreased Bursaplex® sales to the Company’s Japanese distributor, which had engaged in an inventory buildup in 2002 and early 2003.

Other revenue, consisting mainly of miscellaneous revenues for minor products, refunds and miscellaneous grants, increased 7% or $19 thousand for the first six months of 2004 from the same period of 2003. The 2004 other revenues were primarily derived from Small Business Innovation Research funding for device development work and other miscellaneous grants. The 2003 other revenues were primarily derived from funding provided by Small Business Innovation Research funding for device development work, miscellaneous product revenue and federal Advanced Technology Program (ATP) funds supporting the Company’s collaborative development project with Origen Therapeutics, Inc. The ATP project has since been discontinued by the Company as described in the Company’s Form 10-K for the year ended December 31, 2003.

COST OF REVENUE

The first half gross margin remained the same at 59% for both 2004 and 2003. The gross margin is affected by costs related to servicing the Company’s devices and changes in the Company’s product mix, described in “Consolidated Revenues” above. Inflationary pressure from the increase in the cost of stainless steel may result in an increase in the cost of parts used for maintaining the Company’s devices and depreciation expenses due to increased capital cost for new devices. These increases could cause gross margins to decrease in the future. Also, downward pressure on contracted device fees, upward changes in other input costs and product mix could cause gross margins to decrease in the future.

OPERATING EXPENSES

	Six Months Ended June 30,
	2004	2003	Change	Change
General & Administrative	$4,854	$3,256	$1,598	49%
Sales & Marketing	1,334	1,501	(167)	-11%
Research & Development	4,754	4,910	(156)	-3%

Total Operating Expenses	$10,942	$9,667	$1,275	13%

Operating expenses totaled $10.9 million for the first six months of 2004 compared to $9.7 million for the same period of 2003. Start-up costs for Embrex Poultry Health’s manufacturing facility contributed approximately $0.5 million to the overall increase in operating expenses. Other factors are described below.

General and administrative (“G&A”) expenses were $4.9 million for the first half of 2004, up $1.6 million or 49% compared to the same period of 2003. The increase in G&A expenses from 2003 was primarily due to a $0.4 million increase in legal fees. This increase was caused by the second quarter 2003 reclassification of $1.2 million of Fort Dodge litigation fees from G&A operating expense to “other income” in the “other income (expense)” section of the income statement. The reclassification matched the cost of the litigation with the $5.0 million settlement received from Fort Dodge. The remaining $1.2 million increase is due to accounting fees related primarily to internal controls for compliance with the Sarbanes-Oxley Act and additional staff-related and software expenses supporting the business and the start-up of Embrex Poultry Health. Other factors contributing to the increase included higher premiums due to increased insurance coverage, additional property taxes related to the Embrex Poultry Health manufacturing facility, patent-related legal fees previously record as R&D expense and the absence of the federal Advanced Technology Program (ATP) grant. The ATP grant permitted allocation of indirect G&A expenses to the Company’s collaborative development project with Origen Therapeutics, Inc. This grant was suspended in late 2003.

First-half Sales & Marketing operating expenses decreased $0.2 million from $1.5 million in 2003 to $1.3 million in 2004. This decrease is mainly due to sales tax assessments that occurred in the first half of 2003 that did not recur in 2004.

Research & Development (“R&D”) expenses decreased $0.1 million from $4.9 million for the first six months of 2003 to $4.8 million for the same period of 2004. The decrease is principally due to a change in the recording of patent-related legal fees from R&D to G&A, while increased salaries were offset by lower employee benefit expenses due to a 2003 accrual adjustment and lower engineering development expenses. The Company continues to manage its research and development effort to leverage its know-how, patent position, market presence and expenditures.

OTHER INCOME AND EXPENSE

Net other income decreased from $3.9 million for the first half of 2003 to $0.1 million for the same period of 2004. This decrease is primarily due to the $3.8 million net of expenses recorded in the second quarter of 2003 from the $5.0 million Fort Dodge settlement.

Interest income totaled $41 thousand and $88 thousand for the first six months of 2004 and 2003, respectively. This decrease is primarily due to interest income that was received from the Advanced Automation loan in the first quarter of 2003 that did not recur in 2004 due to the full repayment of the loan and the Company’s purchase of the Gender Sort device from Advanced Automation in the fourth quarter of 2003.

Interest expense totaled $16 thousand in the first half of 2004 compared to $1 thousand for the same period of 2003. The increase in interest expense was primarily due to interest charged as a result of filing amended state income tax returns for prior years. Interest costs of $105 thousand related to the term loan for construction of the Embrex Poultry Health biological facility are not reflected in the 2004 interest expense totals as this amount is being capitalized as part of the construction cost of the facility. Management expects to continue to rely principally on the use of internally generated funds to finance the cost of additional devices for the remainder of 2004, as was the case in 2003.

INCOME TAX EXPENSE

Income taxes totaled $1.3 million for the first half of 2004, a $1.3 million decrease from $2.6 million for the same period in 2003. The effective tax rate for the 2004 first half was 41% in comparison to the 33% effective tax rate for the first half of 2003. The income tax expense was $1.3 million higher in 2003 due to the $5.0 million Fort Dodge settlement and the method used to record the potential tax liability related to that settlement during the second quarter of 2003. The effective tax rate for the first six months of 2004 increased over the same period of 2003 due to the recognition of deferred tax assets in 2003. In addition, losses in certain international operations and foreign withholding taxes are contributing to the higher effective tax rate.

For the rest of 2004, the goals of management are to maintain modest revenue growth and profitability, to continue efforts to achieve worldwide placements of its devices, to obtain regulatory approvals and initiate marketing of Bursaplex® and Newplex™ in targeted markets, to continue development of proprietary in ovo vaccines and to develop enhancements to the Inovoject® system and other devices. Management anticipates only minor revenue and earnings growth from existing Inovoject® system operations in the United States and Canada, and modest revenue and earnings growth from new Inovoject® system leases in other countries and sales of Bursaplex® and Newplex™ products to poultry producers worldwide. The pace of revenue growth, if any, and sustained profitability from the installation and operational throughputs of Inovoject® systems will be impacted by the rate at which the marketplace will accept the Inovoject® system technology outside the United States and Canada; the degree of acceptance of competitive machines within the United States and elsewhere; the timing of regulatory approvals of third-party vaccines for in ovo use outside the United States and Canada; costs associated with market expansion; possible variability in United States hatchery bird production as a result of grain price fluctuations; the impact of various poultry diseases on bird production and related poultry meat trading restrictions; and variability in the demand for, and pricing of, U.S. poultry and poultry products both inside and outside the United States.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At June 30, 2004, the Company’s cash and cash equivalents amounted to $7.7 million, down $1.9 million from $9.6 million on hand at year-end 2003.

Operating activities generated $4.8 million in cash during the first six months of 2004. Cash was provided by net income of $1.9 million and non-cash expense adjustments of $2.8 million for depreciation, $0.4 million for deferred tax asset adjustments and $0.1 million for restricted stock amortization. Decreases in accounts receivable, inventories and other current assets added $0.7 million. These were partially offset by decreases in accounts payable, accrued expenses and deferred revenue of $1.2 million.

During the first six months of 2004, investing activities used a net $5.5 million of cash, primarily for the manufacture of additional devices and other capital expenditures.

Financing activities used $1.0 million of cash, primarily to repurchase Common Stock for $2.9 million and repay $0.9 million in short-term financing during the first half. This was partially offset by $2.4 million which was received from the Company’s long-term bank loan used to finance construction of the Embrex Poultry Health biological manufacturing facility, as well as the $0.5 million received in connection with the exercise of stock options under the Company’s equity plans.

The Company obtained a $9.0 million construction/term loan from Branch Banking and Trust (“BB&T”), in August 2003, to be used for construction and equipping of the Embrex Poultry Health biological manufacturing facility located in Scotland County, North Carolina. At June 30, 2004, $9.0 million of the construction/term loan had been borrowed.

The Company has a $6.0 million secured revolving line of credit with BB&T, which may be used for working capital purposes. In April 2004 the term of this line of credit was extended to May 2005. The line of credit carries an interest rate of the current LIBOR rate plus 1.60%. At June 30, 2004, the Company had no outstanding borrowings under this credit facility.

In August 2002, the Company announced that the Board of Directors authorized a share repurchase program (the “2002 Repurchase Program”) to purchase up to 6% of outstanding shares of Common Stock, or up to approximately 500,000 shares over 17 months, in open market or privately negotiated transactions. In November 2003, the Board of Directors extended the term of the 2002 Repurchase Program to June 30, 2004. During the first half of 2004, the Company purchased 241,200 shares of its Common Stock for $2.9 million at an average price of $12.20 per share. The Company has repurchased an aggregate of 455,100 shares of its Common Stock for $5.1 million at an average price of $11.15 per share under the 2002 Repurchase Program through June 30, 2004. See “Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2003.

In May 2004, the Company announced that the Board of Directors authorized a share repurchase program (the “2004 Repurchase Program”) to purchase up to 500,000 of outstanding shares of Common Stock through December 2005, in open market or privately negotiated transactions on or after July 1, 2004.

Based on its current operations, management believes that the Company’s available cash and cash equivalents, together with cash flow from operations and its bank line of credit, will be sufficient to meet its cash requirements as these currently exist, but may continue to explore additional alternative funding opportunities with respect to collaborative ventures and new product development.

FORWARD-LOOKING STATEMENTS

Information set forth in this Quarterly Report on Form 10-Q contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements represent the Company’s judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “plan,” “intend,” “target,” “anticipate,” “estimate,” “believe,” or “continue,” or the negative thereof or other variations thereof or comparable terminology.

The Company cautions that any such forward-looking statements include statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially. Risks include without limitation the degree of growth in the poultry industry in the United States and globally, competition arising within the United States, possible decreases in production by our customers, avian disease outbreaks in domestic and/or global markets, market acceptance and cost of expansion in new geographic markets and with new products, including the Company’s ability to penetrate new markets and the degree of market acceptance of new products, the complete commercial development of potential future products on a cost effective basis and the ability to obtain regulatory approval of products. Such approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, and potential changes in regulations. Additional information on these risks and other factors which could affect the Company’s consolidated financial results are included in the Risk Factors described in Exhibit 99 to this report and in the Company’s other filings with the Securities and Exchange Commission, including the Company’s Forms 10-Q, 10-K and 8-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential loss arising from adverse changes in market rates and prices. The Company’s primary market risk exposure is attributable to changes in foreign currency exchange rates. Approximately 32% of revenues for the first half of 2004 and for the year ended December 31, 2003 were derived from operations outside the United States. The Company’s interim consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of subsidiaries’ financial results into U.S. dollars for purposes of reporting consolidated financial results. During 2004, the British pound and selected Latin American currencies strengthened against the U.S. dollar compared to the same period during 2003. If average exchange rates during the first six months of 2004 had remained the same as the average exchange rates during the same period of 2003, the Company’s 2004 revenues would have been lower than reported. The calculated change was $0.4 million, or 1.5% of the Company’s 2004 first half revenues.

In addition to currency translation risk, the Company is subject to transaction risk. Transaction risk is the risk of potential loss arising from adverse changes in exchange rates from the date invoices are issued until the receipts are collected. Most of Embrex’s transaction risk resides in the Company’s largest subsidiary, Embrex Europe Ltd., where accrued revenues are recorded in the functional currency, British pounds. However, most of Embrex Europe Ltd.’s revenues are invoiced in U.S. dollars or Euros. When revenues are collected, there is a risk that changes in the respective exchange rates could cause the amount collected (when converted to British Pounds) to be less than originally accrued.

Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders’ equity were ($549 thousand) at June 30, 2004 as compared with ($322 thousand) at December 31, 2003. This $227 thousand change was mainly attributable to exchange rate differences between the U.S. dollar, Euro and Pound sterling and relates to differences in invoice versus receipt of funds.

As of June 30, 2004, the Company’s exposure to market risk for a change in interest rates is related solely to debt outstanding under the term loan used for construction and equipping of the Embrex Poultry Health biological manufacturing facility. At June 30, 2004, variable rate debt outstanding and therefore exposed to fluctuations in the market rate of interest under this term loan totaled $9.0 million. The definitive extent of the Company’s interest rate risk under this term loan is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. Based on the current balance outstanding a 100 basis points increase in the LIBOR rate would increase the Company’s annualized interest expense by approximately $0.1 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In December 2003, the Company filed suit in the United States District Court for the Eastern District of North Carolina against Breuil S.A. of Landivisiau, France, and New Tech Solutions, Inc. of Gainesville, GA, asserting patent infringement. Embrex alleges that each of the defendants’ development of an in ovo injection device, designed to compete with the Company’s patented Inovoject® system injection method, infringes two of the Company’s patents related to the Company’s proprietary methods for distinguishing live eggs from infertile or “dead” eggs and for injecting specific eggs identified as suitable for inoculation as well as the apparatus performing this function. The Company seeks injunctive relief and monetary damages and has asked for a jury trial. The defendants have denied infringement and alleged that Embrex’s two patents are invalid. Because of this lawsuit, the Company’s results of operations have been impacted and will continue to be impacted by the costs of pursuing this litigation. Moreover, there can be no assurance the Company will prevail in its claims against Breuil

S.A. or New Tech Solutions, Inc. Even if the court finds in Embrex’s favor, the Company has no assurances that any damage award will exceed the Company’s costs of pursuing this litigation or that the Company will be able to collect any damages from either defendant.

For a description of certain patent infringement proceedings initiated by the Company and related legal proceedings, see the Company’s Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

Item 2. Changes in Securities

Issuer Purchases of Equity Securities. During the second quarter of 2004, the Company purchased certain shares as set forth in the following table pursuant to its share repurchase program, the term of which expired June 30, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/2004 – 4/30/2004	48,100	$11.64	361,400	138,600
5/1/2004 – 5/31/2004	44,400	$12.35	405,800	594,200
6/1/2004 – 6/30/2004	49,300	$12.66	455,100	500,000
Total	141,800	$12.22	455,100	500,000

(1)	On August 5, 2002, the Company announced that the Board of Directors had authorized a share repurchase program (the “2002 Repurchase Program”) to purchase up to 6% of outstanding shares of Common Stock, or up to approximately 500,000 shares over 17 months, in open market or privately negotiated transactions. On November 24, 2003, the Company announced that the Board of Directors approved an extension of the program’s term. The 2002 Repurchase Program expired on June 30, 2004 as scheduled. On May 4, 2004, the Company announced that the Board of Directors authorized a share repurchase program (the “2004 Repurchase Program”) to purchase up to 500,000 of outstanding shares of Common Stock through December, 2005, in open market or privately negotiated transactions on or after July 1, 2004.

Item 3. Defaults Upon Senior Securities

Not	applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 20, 2004 the Annual Meeting of Shareholders was held and the following matters were submitted to the shareholders for a vote. There were 7,666,071 shares represented at the meeting in person or by proxy and set forth below is a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes. There were no broker non-votes or abstentions regarding the election of directors. There were no broker non-votes regarding ratification of the appointment of independent accountants.

Election of Board of Directors:

Director	Votes For	Votes Withheld	Totals
C. Daniel Blackshear	6,898,736	767,335	7,666,071
David Castaldi	6,896,796	769,275	7,666,071
Peter J. Holzer	6,898,561	767,510	7,666,071
Ganesh M. Kishore, Ph.D.	6,896,821	769,250	7,666,071
John E. Klein	6,894,876	771,195	7,666,071
Randall L. Marcuson	6,889,758	776,313	7,666,071

Ratification of the action of the Audit Committee of the Board of Directors in appointing Ernst & Young LLP as independent accountants for the Company for the fiscal year ending December 31, 2004:

For	Against	Abstain	Total
7,073,054	581,907	11,110	7,666,071

Item 5. Other Information

Not	applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Document
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

99	Risk Factors relating to the Company

(b) Reports on Form 8-K.

On May 4, 2004, the Company furnished a report under Item 12 of Form 8-K regarding a press release issued by the Company on May 4, 2004, announcing results of operations for the period ended March 31, 2004.

Information furnished in such Form 8-K is not deemed filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2004

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