Form 10-Q
period 2004-09-30
EMBREX INC /NC/
filed 2004-11-02
CIK 878725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

Commission File No. 000-19495

Embrex, Inc.

(Exact name of registrant as specified in its charter)

North Carolina	56-1469825
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1040 Swabia Court, Durham, NC	27703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone no. including area code: (919) 941-5185

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares of Common Stock, $0.01 par value, outstanding as of October 22, 2004 was 7,903,975.

EMBREX, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Embrex, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2004 (unaudited)	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$5,779	$9,629
Restricted cash	282	373
Accounts receivable – trade, net	8,229	7,776
Inventories:
Materials and supplies	2,067	1,928
Product	1,305	1,406
Current deferred tax asset	500	468
Other current assets	1,871	1,787

Total Current Assets	20,033	23,367

Land	147	147

Devices under construction	3,572	3,062

Devices	44,440	39,756
Less accumulated depreciation	(31,235)	(29,920)

	13,205	9,836

Equipment, Furniture and Fixtures	28,266	26,205
Less accumulated depreciation and amortization	(9,200)	(7,803)

	19,066	18,402
Other Assets:
Intangible assets (net of accumulated amortization of $440 in 2004 and $410 in 2003)	3,729	2,746
Long-term deferred tax asset	1,395	2,155
Other long-term assets	81	2

Total Other Assets	5,205	4,903

Total Assets	$61,228	$59,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$792	$1,105
Accrued expenses	4,897	4,507
Deferred revenue	561	586
Product warranty accrual	271	288
Current portion of long-term debt	390	1,128
Current portion of capital lease obligations	2	7

Total Current Liabilities	6,913	7,621

Long-term debt, less current portion	8,638	6,395
Capital Lease Obligations, less current portion	9	9

Shareholders’ Equity
Common Stock, $0.01 par value per share:
Authorized - 30,000,000 shares; Issued and outstanding - 7,897,849 net of 1,673,566 treasury shares and 8,152,974 net of 1,389,116 treasury shares at September 30, 2004 and December 31, 2003, respectively	95	94
Additional paid-in capital	64,751	63,572
Accumulated other comprehensive loss	(295)	(322)
Deferred compensation	(791)	(369)
Retained earnings (accumulated deficit)	1,741	(948)
Treasury stock	(19,833)	(16,335)

Total Shareholders’ Equity	45,668	45,692

Total Liabilities and Shareholders’ Equity	$61,228	$59,717

Embrex, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Revenues
Device revenues	$11,944	$11,018	$34,496	$32,708
Product sales	703	390	1,556	1,452
Other revenue	118	99	396	359

Total Revenues	12,765	11,507	36,448	34,519
Cost of Device Revenues and Product Sales	5,132	4,536	14,742	14,023

Gross Profit	7,633	6,971	21,706	20,496

Operating Expenses
General and administrative	2,631	1,868	7,484	5,123
Sales and marketing	713	656	2,046	2,157
Research and development	2,768	2,755	7,522	7,666

Total Operating Expenses	6,112	5,279	17,052	14,946

Operating Income	1,521	1,692	4,654	5,550

Other Income (Expense)
Interest income	23	42	65	130
Interest expense	(10)	(9)	(26)	(10)
Foreign currency gain	5	3	109	14
Other Income (expense)	—	(81)	—	3,710

Total Other Income (Expense)	18	(45)	148	3,844

Income Before Income Tax Expense	1,539	1,647	4,802	9,394
Income Tax Expense (Benefit)	769	(1,001)	2,113	1,586

Net Income	$770	$2,648	$2,689	$7,808

Net Income per share of Common Stock:
Basic	$0.10	$0.32	$0.34	$0.96
Diluted	$0.09	$0.32	$0.32	$0.93

Number of Shares Used in Per Share Calculation:
Basic	7,919	8,159	7,969	8,151
Diluted	8,290	8,398	8,313	8,358

Embrex, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30
	2004	2003
Operating Activities
Net income	$2,689	$7,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,291	3,928
Gain (loss) on sale of fixed assets	82	(5)
Change in restricted cash	91	(29)
Change in deferred tax asset	760	(423)
Restricted stock amortization	178
Changes in operating assets and liabilities:

Accounts receivable, inventories and other current assets	(607)	(2,378)
Accounts payable, accrued expenses, deferred revenue and warranty accrual	35	695

Net Cash Provided By Operating Activities	7,519	9,596

Investing Activities
Land acquisition	—	(18)
Purchases of devices, equipment, furniture and fixtures	(8,862)	(12,458)
Cash proceeds from sale of devices, equipment, furniture and fixtures	42	—

Investment in patents and other non-current assets	(1,158)	(289)

Net Cash Used In Investing Activities	(9,978)	(12,765)

Financing Activities
Issuance of common stock	580	410
Payment of short-term debt	(738)	—
Issuance of long-term debt and capital lease obligations	2,238	5,510
Repurchase of common stock	(3,498)	(809)

Net Cash Provided By (Used In) Financing Activities	(1,418)	5,111

Increase (decrease) in cash and cash equivalents	(3,877)	1,942
Currency translation adjustments	27	635
Cash and cash equivalents at beginning of period	9,629	8,039

Cash And Cash Equivalents At End Of Period	$5,779	$10,616

EMBREX, INC.

FORM 10-Q

September 30, 2004

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd., Inovoject do Brasil Ltda., Embrex Poultry Health, LLC, Embrex de Mexico S. de R.L. de C.V. and Vaccination Services S. de R.L. de C.V. (“Embrex” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

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

Allowance for Uncollectible Accounts

To date, the Company has not experienced any material trade accounts receivable collection issues. However, based on a review of cumulative balances, industry experience and the current economic environment, the Company currently reserves from 2% to 4% of trade accounts receivable, depending on whether the receivable is denominated in U.S. dollars or a foreign currency, as an allowance for uncollectible accounts. In addition, adjustments due to the financial stability of individual customers will affect the overall percentage reserved. The consolidated balance reserved for uncollectible accounts as of September 30, 2004 was $0.4 million.

Warranty Accruals

To date, the Company has not experienced nor does it expect to experience any material device or product warranty issues in excess of amounts reserved. Based on sales of devices and products, the Company has established a reserve for future claims. The reserve is based on the estimated damages that a customer would experience if one of the Company’s devices or biological products should fail to perform to product specifications. The consolidated balance reserved for warranties as of September 30, 2004 was $0.3 million.

Inventory Obsolescence

To date, the Company has not experienced any material inventory obsolescence. However, based on a percentage of the current product and device parts inventory levels, the Company has established a reserve against future device parts obsolescence due to technological improvements and limited shelf life of product inventories. The percentage used to calculate the reserve is based on a rate that accounts for anticipated technological advances on devices and the shelf life of existing biological product inventories. The consolidated balance reserved for product and parts obsolescence as of September 30, 2004 was $0.3 million.

Deferred Tax Assets

The Company records deferred tax assets based upon amounts that are likely to be realized. Based on the Company’s recent profitability and belief that 2004 will result in an overall profit, the Company has recorded deferred tax assets of $1.9 million. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. However, in the event the Company was to determine that it would not be able to realize its net recorded deferred tax asset in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

Self-Insured Employee Health Plan Accrual

The Company has established a reserve related to the Company’s self-insured employee health plan. The amount of the reserve is based on management’s estimate of future employee health claims. The reserve covers expected short-term claims and is based on historical data adjusted for major events and anticipated changes in headcount or participation. The net balance reserved for the self-insured employee health plan as of September 30, 2004 was $0.3 million.

EFFECT OF INFLATION

Management expects cost of product sales and device revenues, operating expenses and capital equipment costs to change in line with periodic inflationary changes in price levels. While management generally believes that the Company will be able to offset the effect of price level changes by adjusting selling/lease prices and improving operating efficiencies, any material unfavorable changes in price levels or selling/lease prices could have a material adverse affect on its results of operations.

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

STOCK-BASED COMPENSATION

The Company’s stock plans (the “Plans”) are designed to provide incentives to eligible employees, officers, and directors in the form of stock, incentive stock options, and non-qualified stock options. The Company accounts for the Plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No stock-based employee compensation cost is reflected in net income with respect to options granted under current plans, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, net income does reflect the cost of restricted stock awards granted. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) (in thousands, except per share amounts):

	Three Months Ended September 30 (unaudited)		Nine Months Ended September 30 (unaudited)
	2004	2003	2004	2003
Net income, as reported	$770	$2,648	$2,689	$7,808
Add: Non-cash stock-based compensation included in net income	28	—	99	—
Deduct: Total stock-based compensation expense under fair value based method for all awards, net of related tax effects	(199)	(327)	(760)	(1,028)

Pro forma net income	$599	$2,321	$2,028	$6,780

Earnings per share:
Basic—as reported	$0.10	$0.32	$0.34	$0.96
Basic—pro forma	$0.08	$0.28	$0.25	$0.83
Diluted—as reported	$0.09	$0.32	$0.32	$0.93
Diluted—pro forma	$0.07	$0.28	$0.24	$0.81

Note 3 - Revenues

Device revenues include revenues derived from all or a combination of the Company’s devices such as Inovoject® system fees, Inovoject® system sales, Egg Remover® fees, Egg Remover® sales, Vaccine Saver® fees, Vaccine Saver® sales and Inovoject® system distributor royalties. Product revenues include sales of Bursaplex®, the Company’s in ovo infectious bursal disease vaccine, and Newplex™, the Company’s in ovo Newcastle disease vaccine. The item “other revenue” includes revenues derived from grants from federal agencies, miscellaneous but minor product sales and other miscellaneous sources.

Note 4 - Income Tax Expense

Income taxes increased $1.8 million over 2003 third quarter due to the previously reported income tax adjustment in the third quarter of 2003 related to the Fort Dodge settlement. This adjustment was made following a tax review and had the effect of reducing income taxes for the third quarter of 2003 by $1.3 million. The effective tax rate of 17% during the first nine months of 2003 increased to 44% for the first nine months of 2004. The increase in the effective tax rate is primarily due to the recognition of deferred tax assets in 2003. Additionally, losses in certain international operations and foreign withholding taxes amounting to $0.3 million are contributing to the higher effective tax rate.

Note 5 - Net Income Per Share

Basic net income per share was determined by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted net income per share reflects the potential dilution that could occur assuming exercise of all in-the-money issued and unexercised stock options and issuance of all unvested restricted stock awards. The dilutive effect of unexercised stock options is calculated using the Treasury Stock Method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2004	2003	2004	2003
Numerator:
Net Income	$770	$2,648	$2,689	$7,808

Denominator:
Denominator for basic net income per share—weighted-average	7,919	8,159	7,969	8,151
Effect of Dilutive Securities:
Stock options and restricted stock awards	371	239	344	207

Denominator for diluted net income per share—adjusted weighted-average shares and assumed option exercises	8,290	8,398	8,313	8,358

Basic net income per share	$0.10	$0.32	$0.34	$0.96

Diluted net income per share	$0.09	$0.32	$0.32	$0.93

Note 6 - Comprehensive Income

FASB Statement No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $1.0 million and $2.7 million for the three months ended September 30, 2004 and 2003, respectively. The Company’s total comprehensive income, net of tax was $2.7 million and $8.4 million for the nine-month period ended September 30, 2004 and 2003, respectively. The Company’s total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented as summarized below.

(In thousands) (* Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004 *	2003 *	2004 *	2003 *
Net Income	$770	$2,648	$2,689	$7,808
Currency Translation Adjustments	254	71	27	635

Comprehensive Income	$1,024	$2,719	$2,716	$8,443

Note 7 - Segments

The Company operates in a single segment. The table below presents the Company’s operations by geographic area:

(In thousands) (* Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004 *	2003 *	2004 *	2003 *
Total Revenue:
United States	$8,350	$7,888	$24,357	$23,294
International	4,415	3,619	12,091	11,225

Total	$12,765	$11,507	$36,448	$34,519

(In thousands) (* Unaudited)	September 30, 2004 *	December 31, 2003
Total Assets:
United States	$48,429	$48,770
International	12,799	10,947

Total	$61,228	$59,717

Note 8 - Debt

The Company obtained a $9.0 million construction/term loan from its bank, Branch Banking and Trust Company (“BB&T”), in August 2003, to be used for construction and equipping of Embrex Poultry Health, LLC (Embrex Poultry Health), the Company’s biological manufacturing facility located in Scotland County, North Carolina. The interest rate of the loan is based on the one-month LIBOR rate plus 1.65% with the option of entering into a swap agreement for a 10-year fixed interest rate effective 18 months after the closing date of the loan. The loan has a term of 138 months or 11.5 years with payments of interest only for the first 18 months. Principal repayment on the loan begins at the end of the interest only period over the remaining term of the loan in equal monthly installments of principal plus interest. At September 30, 2004, $9.0 million of the construction/term loan had been borrowed.

Note 9 – Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Embrex is an international biotechnology company engaged in the development of innovative in ovo solutions that meet the needs of the global poultry industry. The Company derives most of its global revenues from fees for the number of eggs processed by its Inovoject® systems. Other revenue sources for the Company come from lease fees related to its Egg Remover® systems and Vaccine Saver® option installations. In addition to these sources, the Company may sell each of these devices to distributors under special circumstances in selected countries and to human flu vaccine manufacturers. Revenues from these sources are categorized as device revenues in the Company’s financial statements. Another source of revenue for the Company is product sales, which currently consist of sales of an in ovo vaccine for infectious bursal disease and initial sales of in ovo vaccine for Newcastle disease. The Company also derives some revenues from grant sources and other minor products. The Company’s cost of revenues is primarily attributable to the costs of supporting the Company’s devices at customer locations around the world. These costs include the labor, travel and parts necessary to ensure proper operation and maintenance of Embrex’s devices located at hatcheries of the Company’s customers, as well as associated depreciation, sales and property tax expenses. The Company has also built the Embrex Poultry Health biological manufacturing facility. The facility will be used to produce Inovocox™, an in ovo vaccine for the control of coccidiosis.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this report.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 and 2003

CONSOLIDATED NET INCOME

(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended September 30, (unaudited)
	2004	2003	Change	Change
Total Revenue	$12,765	$11,507	$1,258	11%
Gross Profit	$7,633	$6,971	$662	9%
Operating Income	$1,521	$1,692	$(171)	-10%
Net Income	$770	$2,648	$(1,878)	-71%
Earnings per share – basic	$0.10	$0.32	$(0.22)	-69%
Earnings per share – diluted	$0.09	$0.32	$(0.23)	-72%

Consolidated net income for the third quarter of 2004 decreased to $0.8 million, 71% lower than 2003 net income of $2.6 million. Diluted earnings per share were $0.09 for third quarter 2004 and $0.32 for the same period in 2003. The decrease in third quarter 2004 net income as compared to the same period in 2003 was primarily due to the previously reported income tax adjustment in the third quarter 2003 related to the Fort Dodge settlement that increased net income for third quarter 2003 by $1.3 million as well as a higher effective tax rate of 50% in the third quarter of 2004. Operating expense increases of $0.8 million in third quarter 2004 as compared to the same period in 2003 also contributed to the decrease in net income.

OUTSTANDING SHARES

(In Thousands except Percentages)

	Three Months Ended September 30,
	2004	2003	Change	Change
Basic Weighted Average Shares Outstanding	7,919	8,159	(240)	-3%
Diluted Weighted Average Shares Outstanding	8,290	8,398	(108)	-1%

The basic weighted average shares outstanding decreased 240 thousand shares or approximately 3% from 2003 to 2004. The decrease is primarily attributable to common stock repurchases by the Company during the last 12 months, partially offset by stock option exercises and the vesting of restricted stock grants.

The diluted weighted average shares outstanding decreased by 108 thousand shares, or 1%, in the third quarter of 2004 compared to the same period in 2003. This decrease is primarily attributable to common stock repurchases by the Company in the last quarter of 2003 and the first three quarters of 2004. The effect of repurchased shares on the diluted weighted average shares outstanding calculation was largely offset by the effect of the Company’s stock price increase. The average closing price of the Company’s stock increased from $9.97 for the third quarter of 2003 to $13.26 for the same period of 2004. This increased the number of outstanding stock options with exercise prices that were less than the market price of Embrex’s stock (i.e., “in-the-money” stock options). Because only in-the-money stock options are counted in computing diluted weighted average shares outstanding, the higher average closing price for the Company’s common stock in 2004 as compared to 2003 resulted in more dilutive stock options being taken into account in 2004. Therefore, the impact of the Company’s common stock repurchases was partially offset by the impact of the increase in the number of in-the-money stock options considered in the diluted weighted average shares outstanding calculation.

CONSOLIDATED REVENUES

(Dollars in Thousands)

	Three Months Ended September 30, (unaudited)
	2004	2003	Change	Change
Device revenues	$11,944	$11,018	$926	8%
Product revenues	703	390	313	80%
Other revenues	118	99	19	19%

Total revenues	$12,765	$11,507	$1,258	11%

Consolidated revenues for the third quarter of 2004 totaled $12.8 million, representing an increase of 11% over revenues of $11.5 million for the same period in 2003.

The 2004 third quarter device revenues include device lease fees derived from single and multi-year contracts and paid trials in the United States and foreign countries. These recurring fees generally contribute more than 90% of the device revenue in most quarters. In the third quarter of 2004, device lease fees generated 11% or $1.2 million more than the third quarter of 2003. The increase in device lease fees is primarily due to an increase in the Inovoject® system customer base, as well as new Egg Remover® installations. Device revenues also include sales of Inovoject® and Egg Remover® systems to distributors and human flu vaccine manufacturers. The sporadic nature of Inovoject® and Egg Remover® system sales to distributors and human flu vaccine companies may cause variability in revenue and gross profit on an annual and quarterly basis. For the third quarter of 2004 this variability resulted in a $0.3 million decrease in device sales when compared to the third quarter of 2003. Overall, device revenues totaled $11.9 million for the third quarter of 2004 compared to $11.0 million for the same period in 2003, representing an 8% increase year over year.

Product revenues consist primarily of revenues from sales of Bursaplex®, the Company’s proprietary vaccine for the treatment of avian infectious bursal disease (IBD). Bursaplex® is a product which uses the Company’s AAC technology (antigen-antibody complex) to form an antibody-vaccine virus complex when combined with an IBD virus. Prior to 2004, Embrex referred to the AAC technology as virus neutralizing factor, or VNF®. The Company believes AAC more accurately describes the technology and plans to use that term going forward in lieu of VNF®. To date, regulatory approval for Bursaplex® has been received in 26 countries including the United States, and regulatory approval is temporary or pending in 8 additional countries. Initial sales of Newplex™ also contribute to Product sales. Newplex™ is the Company’s proprietary in ovo vaccine for the treatment of Newcastle disease. To date, regulatory approval for Newplex™ has been received in 3 countries and is pending in 12 additional countries.

Product revenues increased 80% to $0.7 million in the 2004 third quarter as compared to $0.4 million for the same period in 2003, primarily due to higher sales of Bursaplex® in the Asian and European markets. Despite third quarter 2004 increases in product revenues, the Company continues to anticipate that the challenging conditions primarily in the Asian market will persist for the remainder of 2004, since the ongoing but less numerous avian influenza outbreaks may continue to impact poultry production levels as consumption in, and exports from, the region are disrupted. This may also result in decreased injection activity. Embrex will continue to monitor developments and intends to take appropriate steps as necessary.

Other revenue, consisting mainly of miscellaneous revenues from grants, minor products and refunds, increased 19% or $19 thousand for third quarter 2004 from the same period of 2003. The 2004 other revenues were primarily derived from Small Business Innovation Research funding for device development work and other miscellaneous grants. The 2003 other revenues were primarily derived from funding provided by Small Business Innovation Research funding for device development work and miscellaneous product revenue.

COST OF REVENUE

Third quarter gross margin decreased one percentage point to 60% compared to 61% in the third quarter of 2003. This is primarily due to higher material costs related to servicing the Company’s devices. Inflationary pressure from the increase in the cost of stainless steel resulted in an increase in the cost of parts used for maintaining the Company’s devices and depreciation expenses due to increased capital cost for new devices. These increases could continue to cause gross margins to decrease in the future. Also, downward pressure on device lease fees, upward changes in other input costs and product mix could cause gross margins to decrease in the future.

OPERATING EXPENSES

(Dollars in Thousands)

	Three Months Ended, September 30, (unaudited)
	2004	2003	Change	Change
General & Administrative	$2,631	$1,868	$763	41%
Sales & Marketing	713	656	57	9%
Research & Development	2,768	2,755	13	0%

Total Operating Expenses	$6,112	$5,279	$833	16%

Operating expenses totaled $6.1 million for the third quarter of 2004 compared to $5.3 million for the same period of 2003. Start-up costs for Embrex Poultry Health manufacturing facility contributed about $0.2 million to the $0.8 million increase. Other factors are described below.

General and administrative (“G&A”) expenses were $2.6 million for the third quarter of 2004, up $0.8 million or 41% compared to the same period of 2003. The increase in G&A expenses from 2003 was primarily due to increases in legal fees formerly reflected in R&D, staff-related expenses, start-up costs for Embrex Poultry Health, higher premiums due to increased insurance coverage and expenses related to the implementation of changes to internal controls and other Sarbanes-Oxley compliance measures. The Company estimates that it has spent $197 thousand of direct expense during the third quarter related to reviewing and implementing Sarbanes-Oxley compliance measures.

Third quarter Sales & Marketing expenses were approximately the same at $0.7 million for both 2004 and 2003.

Research & Development (“R&D”) expenses were approximately the same at $2.8 million for the third quarters of both 2004 and 2003. The Company’s overall research and development expenses reflect expenditures incurred in three distinct departments:

The first of these, R&D, is responsible for expenditures associated with the work on our product portfolio and in particular Newplex™ vaccine and Inovocox™, the in ovo coccidiosis vaccine. R&D expenses in the third quarter of 2004 were $1.3 million, compared to 2003 expenses of $1.5 million. This decrease in R&D expenses is primarily due to legal fees related to patents that are now reflected as a part of G&A expenses.

The second of these, Global Product Development & Supply (“GPDS”), is responsible for development and testing of commercial machine devices and supply of biological products. This group is currently responsible for development and commercial testing related to the Gender Sort project and overseeing final setup of the Embrex Poultry Health manufacturing facility for the production of Inovocox™. GPDS expenses for third quarter 2004 and 2003 were essentially unchanged at $0.9 million.

The third is Engineering and Manufacturing, which makes design modifications and improvements to the Inovoject® and Egg Remover® systems and the Vaccine Saver® option, as well as final assembly and testing prior to installation of a device at a customer’s hatchery. Beginning in 2004, this category also includes start-up manufacturing costs associated with Embrex Poultry Health. Operating expenses for Engineering and Manufacturing increased from $0.4 million for third quarter 2003 to $0.6 million for third quarter 2004. This increase is primarily due to expenses associated with the new Embrex Poultry Health facility.

OTHER INCOME AND EXPENSE

Net other income increased $63 thousand from the third quarter of 2003 to $18 thousand for the same period of 2004. This increase is due to total other income (expense) amounting to an expense of $45 thousand for the third quarter of 2003 primarily due to legal expenses of $81 thousand incurred in connection with the Fort Dodge litigation that was settled during the second quarter of 2003.

Interest income totaled $23 thousand and $42 thousand in the third quarters of 2004 and 2003, respectively. This decrease is primarily due to interest income that was received from the Advanced Automation loan in the third quarter of 2003 that did not recur in 2004 due to the full repayment of the loan and the Company’s purchase of the Gender Sort device from Advanced Automation in the fourth quarter of 2003.

Interest expense totaled $10 thousand for the third quarter of 2004 and $9 thousand for the same period in 2003. Interest costs of $50 thousand related to the term loan for construction of the Embrex Poultry Health biological facility are not reflected in the 2004 interest expense totals as this amount is being capitalized as part of the construction cost of the facility.

INCOME TAX EXPENSE

Income taxes totaled $0.8 million for third quarter 2004, a $1.8 million increase over the same period in 2003, with an effective tax rate of 50% for 2004 third quarter. This increase was primarily due to the previously reported income tax adjustment in the third quarter of 2003 related to the Fort Dodge settlement. This adjustment was made following a tax review and had the effect of reducing income taxes for the third quarter of 2003 by $1.3 million, resulting in an income tax benefit in the third quarter of 2003. The increase in the effective tax rate is primarily due to the recognition of deferred tax assets in 2003. Additionally, losses in certain international operations and foreign withholding taxes are contributing to the higher effective tax rate.

Nine Months Ended September 30, 2004 and 2003

CONSOLIDATED NET INCOME

(Dollars in Thousands Except Per Share Amounts)

	Nine Months Ended September 30, (unaudited)
	2004	2003	Change	Change
Total Revenue	$36,448	$34,519	$1,929	6%
Gross Profit	$21,706	$20,496	$1,210	6%
Operating Income	$4,654	$5,550	$(896)	-16%
Net Income	$2,689	$7,808	$(5,119)	-66%
Earnings per share – basic	$0.34	$0.96	$(0.62)	-65%
Earnings per share – diluted	$0.32	$0.93	$(0.61)	-66%

Consolidated net income for the first nine months of 2004 decreased $5.1 million or 66% from $7.8 million in 2003 to $2.7 million in 2004. Diluted earnings per share were $0.32 for the first nine months of 2004 and $0.93 for the same period in 2003. The decrease in third quarter 2004 net income compared to 2003 was primarily due to the 2003 $5.0 million Fort Dodge Animal Health settlement that contributed $2.1 million to 2003 net income after deducting $2.9 million of expenses and taxes. Operating expense increases, along with an increase in the effective tax rate, also contributed to the decrease in net income.

OUTSTANDING SHARES

(In Thousands except Percentages)

	Nine Months Ended September 30,
	2004	2003	Change	Change
Basic Weighted Average Shares Outstanding	7,969	8,151	(182)	-2%
Diluted Weighted Average Shares Outstanding	8,313	8,358	(45)	-1%

The weighted average shares outstanding decreased 182 thousand shares or approximately 2% from the first nine months of 2003 to 2004. The decrease is primarily attributable to common stock repurchases by the Company during the last 12 months, partially offset by stock option exercises and the vesting of restricted stock grants.

The diluted weighted average shares outstanding decreased by 45 thousand shares, or 1%, in the first nine months of 2004 compared to the same period in 2003. This decrease is primarily attributable to common stock repurchases by the Company in the last quarter of 2003 and the first nine months of 2004. The effect of repurchased shares on the diluted weighted average shares outstanding calculation was largely offset by the effect of the Company’s stock price increase. The average closing price of the Company’s stock increased from $9.19 for the first nine months of 2003 to $12.55 for the same period of 2004. This increased the number of outstanding stock options with exercise prices that were less than the market price of Embrex’s stock (i.e., “in-the-money” stock options). Because only in-the-money stock options are counted in computing diluted weighted average shares outstanding, the higher average closing price for the Company’s common stock in 2004 as compared to 2003 resulted in more dilutive stock options being taken into account in 2004. Therefore, the impact of the Company’s common stock repurchases was generally offset by the impact of the increase in the number of in-the-money stock options considered in the diluted weighted average shares outstanding calculation.

CONSOLIDATED REVENUES

(Dollars in Thousands)

	Nine Months Ended September 30, (unaudited)
	2004	2003	Change	Change
Device revenues	$34,496	$32,708	$1,788	5%
Product revenues	1,556	1,452	104	7%
Other revenues	396	359	37	10%

Total revenues	$36,448	$34,519	$1,929	6%

Consolidated revenues for the first nine months of 2004 totaled $36.4 million, representing an increase of 6% over revenues of $34.5 million for the same period in 2003.

The device revenues for the first nine months of 2004 include device lease fees derived from single and multi-year contracts and paid trials in the United States and foreign countries. These recurring fees generally contribute more than 90% of the device revenue in most years. In the first nine months of 2004, device lease fees generated 8% or $2.4 million more than the first nine months of 2003. The increase in device lease fees is primarily due to an increase in the Inovoject® system customer base, as well as new Egg Remover® installations. Device revenues also include sales of Inovoject® and Egg Remover® systems to distributors and human flu vaccine manufacturers. The sporadic nature of Inovoject® and Egg Remover® system sales to distributors and human flu vaccine companies may cause variability in revenue and gross profit on an annual and quarterly basis. For the first nine months of 2004 this variability resulted in a $0.6 million decrease in device sales when compared to the first nine months of 2003. Overall, device revenues totaled $34.5 million for the first nine months of 2004 compared to $32.7 million for the same period in 2003, representing a 5% increase year over year.

Product revenues increased 7% to $1.6 million in the first nine months of 2004 as compared to $1.5 million for the same period in 2003, primarily due to increased Bursaplex® sales in Asian markets.

Other revenue, consisting mainly of miscellaneous revenues for minor products, refunds and miscellaneous grants, increased 10% for the first nine months of 2004 from the same period of 2003. The 2004 other revenues were primarily derived from Small Business Innovation Research funding for device development work and other miscellaneous grants. The 2003 other revenues were primarily derived from funding provided by Small Business Innovation Research funding for device development work, miscellaneous product revenue and federal Advanced Technology Program (ATP) funds supporting the Company’s collaborative development project with Origen Therapeutics, Inc. The ATP project has since been discontinued by the Company as described in the Company’s Form 10-K for the year ended December 31, 2003.

COST OF REVENUE

The gross margin for the first nine months increased from 59% in 2003 to 60% in 2004. The increase in gross margin is primarily due to the 10% increase in other revenue which includes grant money with no associated cost of revenue. The gross margin is also affected by material costs related to servicing the Company’s devices and changes in the Company’s product mix, described in “Consolidated Revenues” above.

OPERATING EXPENSES

(Dollars in Thousands)

	Nine Months Ended, September 30, (unaudited)
	2004	2003	Change	Change
General & Administrative	$7,484	$5,123	$2,361	46%
Sales & Marketing	2,046	2,157	(111)	-5%
Research & Development	7,522	7,666	(144)	-2%
Total Operating Expenses	$17,052	$14,946	$2,106	14%

Operating expenses totaled $17.1 million for the first nine months of 2004 compared to $14.9 million for the same period of 2003. Start-up costs for Embrex Poultry Health’s manufacturing facility contributed approximately $0.6 to the overall increase in operating expenses. Other factors are described below.

General and administrative (“G&A”) expenses were $7.5 million for the first nine months of 2004, up $2.4 million or 46% compared to the same period of 2003. The increase in G&A expenses from 2003 was partially due to a $0.7 million increase in legal fees. This increase was caused by the second quarter 2003 reclassification of $1.2 million of Fort Dodge litigation fees from G&A operating expense to “other income” in the “other income (expense)” section of the income statement. The reclassification matched the cost of the litigation with the $5.0 million settlement received from Fort Dodge. The remaining $1.7 million increase is due to several other factors, including increased accounting fees related primarily to implementation of changes to internal controls and other Sarbanes-Oxley compliance measures, additional staff-related and software expenses supporting the business, consistent with growth in operations, and the start-up of Embrex Poultry Health, higher premiums due to increased insurance coverage, additional property taxes related to the Embrex Poultry Health manufacturing facility and patent-related legal fees previously recorded as R&D expense. In addition, the absence of the federal Advanced Technology Program (ATP) grant contributed to the increase in G&A expenses. The ATP grant permitted allocation of indirect G&A expenses to the Company’s collaborative development project with Origen Therapeutics, Inc. This grant was terminated in early 2004. As a result of this termination, expenses are no longer allocated to the project from G&A, contributing to an increase in year-to-date 2004 G&A expenses over the same period of 2003. The Company estimates that it has spent $343 thousand of direct expense related to reviewing and implementing Sarbanes-Oxley internal control measures for the first nine months of 2004. As the Company continues to review and implement additional internal control measures, this cost may increase.

Sales & Marketing operating expenses for the first nine months of 2004 decreased $0.1 million from $2.2 million in 2003 to $2.1 million in 2004. This decrease is mainly due to sales tax assessments that occurred in the first nine months of 2003 that did not recur in 2004.

Research & Development (“R&D”) expenses decreased $0.1 million to $7.5 million for the first nine months of 2004. The decrease is principally due to a change in the recording of patent-related legal fees from R&D to G&A expenses, while increased salaries were offset by lower employee benefit expenses due to a 2003 accrual adjustment and lower engineering development and contract R&D expenses. The Company continues to manage its research and development effort to leverage its know-how, patent position, market presence and expenditures.

OTHER INCOME AND EXPENSE

Net other income decreased from $3.8 million for the first nine months of 2003 to $0.1 million for the same period of 2004. This decrease is primarily due to the $3.7 million net of expenses recorded in the second quarter of 2003 from the $5.0 million Fort Dodge settlement.

Interest income totaled $65 thousand and $130 thousand for the first nine months of 2004 and 2003, respectively. This decrease is primarily due to interest income that was received from the Advanced Automation loan in the first quarter of 2003 that did not recur in 2004 due to the full repayment of the loan and the Company’s purchase of the Gender Sort device from Advanced Automation in the fourth quarter of 2003.

Interest expense totaled $26 thousand in the nine months of 2004 compared to $10 thousand for the same period of 2003. The increase in interest expense was primarily due to interest charged as a result of filing amended state income tax returns for prior years. Interest costs of $179 thousand related to the term loan for construction of the Embrex Poultry Health biological facility are not reflected in the 2004 interest expense totals as this amount is being capitalized as part of the construction cost of the facility. Management expects to continue to rely principally on the use of internally generated funds to finance the cost of additional devices for the remainder of 2004, as was the case in 2003.

INCOME TAX EXPENSE

Income taxes totaled $2.1 million for the first nine months of 2004, a $0.5 million increase from $1.6 million for the same period in 2003. The $0.5 million increase in taxes is primarily due to the increase in the Company’s effective tax rate. The effective tax rate of 17% during the first nine months of 2003 increased to 44% for the first nine months of 2004. The increase in the effective tax rate is primarily due to the recognition of deferred tax assets in 2003. Additionally, losses in certain international operations and foreign withholding taxes are contributing to the higher effective tax rate.

For the rest of 2004, goals of management are to maintain modest revenue growth and profitability, to continue efforts to achieve worldwide placements of its devices, to obtain regulatory approvals and initiate marketing of Bursaplex® and Newplex™ in targeted markets, to continue development of proprietary in ovo vaccines and to develop enhancements to the Inovoject® system and other devices. Management anticipates only minor revenue and earnings growth from existing Inovoject® system operations in the United States and Canada, and modest revenue and earnings growth from new Inovoject® system leases in other countries and sales of Bursaplex® and Newplex™ products to poultry producers worldwide. The pace of revenue growth, if any, and sustained profitability from the installation and operational throughputs of Inovoject® systems will be influenced by the rate at which the marketplace will accept the Inovoject® system technology outside the United States and Canada; the degree of acceptance of competitive machines within the United States and elsewhere; the timing of regulatory approvals of third-party vaccines for in ovo use outside the United States and Canada; costs associated with market expansion; possible variability in United States hatchery bird production as a result of grain price fluctuations; the impact of various poultry diseases on bird production and related poultry meat trading restrictions; and variability in the demand for, and pricing of, U.S. poultry and poultry products both inside and outside the United States.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

At September 30, 2004, the Company’s cash and cash equivalents amounted to $5.8 million, down $3.8 million from $9.6 million on hand at year-end 2003.

Operating activities generated $7.5 million in cash during the first nine months of 2004. Cash was provided by net income of $2.7 million and non-cash expense adjustments of $4.3 million for depreciation, $0.8 million for deferred tax asset adjustments and $0.2 million for restricted stock amortization. The sale of fixed assets and an increase in restricted cash added $0.1 million. These were partially offset by increases in accounts receivables, inventories, and other current assets of $0.6 million.

During the first nine months of 2004, investing activities used a net $10.0 million of cash, primarily for the manufacture of additional devices, equipment and building investment at the Embrex Poultry Health manufacturing facility and other capital expenditures.

Financing activities used $1.4 million of cash, primarily to repurchase Common Stock for $3.5 million and repay $0.7 million in short-term financing during the first nine months of 2004. This was partially offset by $2.2 million which was received from the Company’s long-term bank loan used to finance construction of the Embrex Poultry Health biological manufacturing facility, as well as the $0.6 million received in connection with the exercise of stock options under the Company’s equity plans.

The Company obtained a $9.0 million construction/term loan from Branch Banking and Trust (“BB&T”) in August 2003 to be used for construction and equipping of the Embrex Poultry Health biological manufacturing facility located in Scotland County, North Carolina. At September 30, 2004, $9.0 million of the construction/term loan had been borrowed.

The Company has a $6.0 million secured revolving line of credit with BB&T, which may be used for working capital purposes. In April 2004 the term of this line of credit was extended to May 2005. The line of credit carries an interest rate of the current LIBOR rate plus 1.60%. At September 30, 2004, the Company had no outstanding borrowings under this credit facility.

In August 2002, the Company announced that the Board of Directors authorized a share repurchase program (the “2002 Repurchase Program”) to purchase up to 6% of outstanding shares of Common Stock, or up to approximately 500,000 shares over 17 months, in open market or privately negotiated transactions. In November 2003, the Board of Directors extended the term of the 2002 Repurchase Program to June 30, 2004. During the first half of 2004, the Company purchased 241,200 shares of its Common Stock for $2.9 million at an average price of $12.20 per share under this program. The Company repurchased an aggregate of 455,100 shares of its Common Stock for $5.1 million at an average price of $11.15 per share during the entire term of the 2002 Repurchase Program through its expiration on June 30, 2004. See “Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2003.

In May 2004, the Company announced that the Board of Directors authorized a share repurchase program (the “2004 Repurchase Program”) to purchase up to 500,000 of outstanding shares of Common Stock through December 2005, in open market or privately negotiated transactions on or after July 1, 2004. During the third quarter of 2004, the Company purchased 43,250 shares of its Common Stock for $0.6 million at an average price of $12.83 per share.

Based on its current operations, management believes that the Company’s available cash and cash equivalents, together with cash flow from operations and its bank line of credit, will be sufficient to meet its cash requirements as these currently exist. However, the Company may continue to explore alternative funding opportunities with respect to collaborative ventures and product expansion and would evaluate its cash requirements as appropriate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential loss arising from adverse changes in market rates and prices. The Company’s primary market risk exposure is attributable to changes in foreign currency exchange rates. Approximately 33% of revenues for the first nine months of 2004 and 32% for the year ended December 31, 2003 were derived from operations outside the United States. The Company’s interim consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in exchange rates between foreign currencies and the U.S. dollar will affect the translation of subsidiaries’ financial results into U.S. dollars for purposes of reporting consolidated financial results. During 2004, the British pound, Euro and selected Asian and Latin American currencies strengthened against the U.S. dollar compared to the same period during 2003. If average exchange rates during the first nine months of 2004 had remained the same as the average exchange rates during the same period of 2003, the Company’s 2004 revenues would have been $0.5 million or 1.4% lower than reported.

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

Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders’ equity were ($295 thousand) at September 30, 2004 as compared with ($322 thousand) at December 31, 2003. This $27 thousand change was mainly attributable to exchange rate differences between the U.S. dollar, Euro and British pound and related to differences in invoice versus receipt of funds.

As of September 30, 2004, the Company’s exposure to market risk for a change in interest rates is related solely to debt outstanding under the term loan used for construction and equipping of the Embrex Poultry Health biological manufacturing facility. At September 30, 2004, variable rate debt outstanding that is exposed to fluctuations in the market rate of interest under this term loan totaled $9.0 million. The definitive extent of the Company’s interest rate risk under this term loan is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. Based on the current balance outstanding, an increase in the LIBOR rate of 100 basis points would increase the Company’s annualized interest expense by approximately $0.1 million.

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

During the third quarter, the Company continued to implement changes in internal controls to address segregation of duties. These changes included restructuring functional departments, shifting of responsibilities, revising procedures and hiring additional staff. These actions have been designed to increase the segregation of duties level within the Company. In certain areas of the Company changes of this nature are not feasible given the size of the organization. In some situations, the costs associated with proposed changes outweigh the benefits, thereby limiting the segregation of duties level that could otherwise be achieved in a different, larger organization. In areas where modifications are not feasible, the Company has documented and implemented additional monitoring controls to mitigate the segregation of duties limitations. The Company will continue to review its internal controls and identify other appropriate actions to segregate duties within the organization.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In December 2003, the Company filed suit in the United States District Court for the Eastern District of North Carolina against Breuil S.A. of Landivisiau, France, and New Tech Solutions, Inc. of Gainesville,

GA, asserting patent infringement. Embrex alleges that each of the defendants’ development of an in ovo selective injection device, designed to compete with the Company’s patented Inovoject®, Vaccine Saver® and Egg Remover® injection method, infringes two of the Company’s patents related to the Company’s proprietary methods and apparatus for distinguishing live eggs from infertile or “dead” eggs and for selectively injecting specific eggs identified as suitable for inoculation as well as the apparatus performing this function. The Company seeks injunctive relief and monetary damages and has asked for a jury trial. The defendants have denied infringement and alleged that Embrex’s two patents are invalid. Because of this lawsuit, the Company’s results of operations have been impacted and will continue to be affected by the costs of pursuing this litigation. Moreover, there can be no assurance the Company will prevail in its claims against Breuil S.A. or New Tech Solutions, Inc. Even if the court finds in Embrex’s favor, the Company has no assurances that any damage award will exceed the Company’s costs of pursuing this litigation or that the Company will be able to collect any damages from either defendant.

In August 2004, Embrex filed suit in the U.S. District Court for the Middle District of North Carolina against Avitech, L.L.C. of Hebron, Maryland asserting patent infringement. Embrex alleges that Avitech’s injection system, designed to compete with the Company’s patented Inovoject® system, infringes one of the Company’s patents related to the Company’s proprietary apparatus and methods for accurately and precisely injecting eggs to the same depth and location when the eggs are of varying sizes and may be presented to the injection apparatus in somewhat different orientations. The Company seeks injunctive relief and monetary damages and has asked for a jury trial. The defendant has denied that the North Carolina court has jurisdiction and has moved to dismiss or, in the alternative, for transfer to the United States District Court in Maryland. The Company asserts that the North Carolina court has jurisdiction and has requested jurisdictional discovery to confirm its belief. If the defendant’s motion is resolved in the Company’s favor, the lawsuit will proceed in the North Carolina court. Because of this lawsuit, the Company’s results of operations have been impacted and will continue to be affected by the costs of pursuing this litigation. Moreover, there can be no assurance the Company will prevail in its claims against Avitech, L.L.C. Even if the court finds in the Company’s favor, the Company has no assurances that any damage award will exceed the Company’s costs of pursuing this litigation or that the Company would be able to collect any damages from the defendant.

For a description of certain other patent infringement proceedings initiated by the Company and related legal proceedings, see the Company’s Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004.

Item 2. Unregistered Sales of Securities and Use of Proceeds

Issuer Purchases of Equity Securities. During the third quarter of 2004, the Company purchased certain shares as set forth in the following table pursuant to its 2004 Share Repurchase Program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/2004 – 7/31/2004	500	13.00	500	499,500
8/1/2004 – 8/31/2004	24,600	12.76	25,100	474,900
9/1/2004 – 9/30/2004	18,150	12.93	43,250	456,750

Total	43,250	$12.83	43,250	456,750

(1)	On May 4, 2004, the Company announced that the Board of Directors authorized a share repurchase program (the “2004 Repurchase Program”) to purchase up to 500,000 of outstanding shares of Common Stock through December 2005, in open market or privately negotiated transactions on or after July 1, 2004.

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

Date: November 2, 2004

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