Form 10-Q
period 2005-03-31
EMBREX INC /NC/
filed 2005-05-03
CIK 878725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

Commission File No. 000-19495

Embrex, Inc.

(Exact name of registrant as specified in its charter)

North Carolina	56-1469825
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1040 Swabia Court, Durham, NC	27703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone no. including area code: (919) 941-5185

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☒    No  ☐

The number of shares of Common Stock, $0.01 par value, outstanding as of April 25, 2005 was 7,950,395

EMBREX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Embrex, Inc.

Consolidated Balance Sheets

(in thousands)

(*unaudited)

	March 31, 2005*	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$3,246	$4,469
Restricted cash	118	115
Accounts receivable – trade, net	8,348	7,816
Inventories:
Materials and supplies	2,479	2,107
Product	1,454	1,448
Current deferred tax asset	706	706
Other current assets	2,584	2,846

Total Current Assets	18,935	19,507

Land	147	147

Devices under construction	2,890	3,055

Devices	49,164	47,379
Less accumulated depreciation	(32,433)	(31,864)

	16,731	15,515

Plant and Equipment	29,371	28,953
Less accumulated depreciation and amortization	(10,122)	(9,704)

	19,249	19,249
Other Assets:
Intangible assets (net of accumulated amortization of $572 in 2005 and $538 in 2004)	4,418	4,025
Long-term deferred tax asset	891	949
Other long-term assets	153	133

Total Other Assets	5,462	5,107

Total Assets	63,414	$62,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities

Accounts payable	755	$887
Accrued expenses	4,044	5,351
Deferred revenue	242	145
Product warranty accrual Current portion of long-term debt	143 536	136 514
Short-term debt	1,474	-0-
Current portion of capital lease obligations	12	7

Total Current Liabilities	7,206	7,040

Long-term debt, less current portion Capital Lease Obligations, less current portion	8,406 16	8,516 2

Shareholders’ Equity
Common Stock, $0.01 par value per share:
Authorized - 30,000,000 shares; Issued and outstanding - 7,949,418 net of 1,674,666 treasury shares and 7,921,605 net of 1,674,666 treasury shares at March 31, 2005 and December 31, 2004, respectively	96	95
Additional paid-in capital	66,368	64,938
Accumulated other comprehensive income	129	196
Deferred compensation	(1,935)	(725)
Retained earnings	2,975	2,365
Treasury stock	(19,847)	(19,847)

Total Shareholders’ Equity	47,786	47,022

Total Liabilities and Shareholders’ Equity	$63,414	$62,580

Embrex, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues
Device revenues	$11,922	$11,501
Product sales	699	292
Other revenue	142	163

Total Revenues	12,763	11,956
Cost of Device Revenues and Product Sales	5,493	4,836

Gross Profit	7,270	7,120

Operating Expenses
General and administrative	2,574	2,552
Sales and marketing	979	645
Research and development	2,751	2,199

Total Operating Expenses	6,304	5,396

Operating Income	966	1,724

Other Income (Expense)
Interest income	22	21
Interest expense	(6)	(12)
Foreign currency gain	127	23

Total Other Income (Expense)	143	32

Income Before Income Tax Expense	1,109	1,756
Income Tax Expense	499	647

Net Income	$610	$1,109

Net Income per share of Common Stock:
Basic	$0.08	$0.14
Diluted	$0.07	$0.13

Number of Shares Used in Per Share Calculation:
Basic	7,935	8,034
Diluted	8,255	8,346

Embrex, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31
	2005	2004
Operating Activities
Net income	$610	$1,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,544	1,397
Gain (loss) on sale of devices, plant and equipment		1
Change in restricted cash	(3)	66
Change in deferred tax asset	58	160
Restricted stock amortization	84	-0-
Changes in operating assets and liabilities:
Accounts receivable, inventories and other current assets	(648)	919
Accounts payable, accrued expenses, deferred revenue and warranty accrual	(1,335)	(1,144)

Net Cash Provided By Operating Activities	310	2,508

Investing Activities
Purchases of, and cash proceeds from sale of, devices, plant and equipment	(2,562)	(2,108)
Investment in patents and other non-current assets	(446)	(194)

Net Cash Used In Investing Activities	(3,008)	(2,302)

Financing Activities
Issuance of common stock	137	123
Drawdown/(Repayment) of short-term debt	1,496	(1,050)
Drawdown/(Repayment) of long-term debt and capital lease obligations	(91)	1,662
Repurchase of common stock	-0-	(1,211)

Net Cash Provided By (Used In) Financing Activities	1,542	(476)

Decrease in cash and cash equivalents	(1,156)	(270)
Currency translation adjustments	(67)	95
Cash and cash equivalents at beginning of period	4,469	9,629

Cash And Cash Equivalents At End Of Period	$3,246	$9,454

EMBREX, INC.

FORM 10-Q

March 31, 2005

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd., Inovoject do Brasil Ltda., Embrex Poultry Health, LLC, Embrex de Mexico S. de R.L. de C.V. and Vaccination Services S. de R.L. de C.V. (“Embrex” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

Note 2 – Critical Accounting Policies

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

Revenue Recognition

Revenues for devices subject to lease agreements are recognized based on eggs processed during the period in accordance with lease terms. Device and product sales are recognized upon delivery, which is when title passes to the customer. Contract research revenue is recognized as services are performed or as milestones are met over the term of the contract. Grant revenue is recognized as expenses related to the specific grants are incurred. Revenue received, but not yet earned, is classified as deferred revenue. The revenue section of the consolidated statement of operations divides revenues into three sections: device revenues, which include device lease fees and device sales; product sales, which include sales of the Company’s vaccines, Bursaplex® and Newplex™; and other revenues, which includes income derived from contract research, grants from federal agencies and other miscellaneous sources.

Allowance for Uncollectible Accounts

To date, the Company has not experienced any material trade accounts receivable collection issues. However, based on a review of cumulative balances, industry experience and the current economic environment, the Company currently reserves from 2% to 4% of trade accounts receivable, depending on the credit terms in various markets, as an allowance for uncollectible accounts. In addition, adjustments due to the financial stability of individual customers will affect the overall percentage reserved. Once the Company determines an account is uncollectible, it writes off the receivable balance against the reserve. Accounts are written-off based on individual circumstances and only after all efforts of collection have been exhausted. The consolidated balance reserved for uncollectible accounts as of March 31, 2005 was $0.5 million, which represents 5% of the trade accounts receivable balance at March 31, 2005. The reserve amount has increased $0.1 million since December 31, 2004. The reserve percentage of 5% currently exceeds the percentage range listed above due primarily to trade accounts receivable in non-U.S. markets.

Warranty Accruals

To date, the Company has not experienced any material device or product warranty issues in excess of amounts reserved. Based on the sale and lease of devices and sale of products, the Company has established a reserve for future claims. The reserve is based on the estimated damages that a customer would experience if an Inovoject® system or batch of Bursaplex® or Newplex™ should fail to perform to product specifications. The consolidated balance reserved for warranties as of March 31, 2005 was $0.1 million.

Inventory Obsolescence

To date, the Company has not experienced any material inventory obsolescence. However, based on a percentage of the current product and device parts inventory levels, the Company has established a reserve against future device parts obsolescence due to technological improvements and limited shelf life of product inventories. The percentage used to calculate the reserve is based on a historical percentage rate adjusted for anticipated technological advances on devices and shelf life of existing vaccine product inventories. The consolidated balance reserved for product and parts obsolescence as of March 31, 2005 was $0.3 million.

Deferred Tax Assets

The Company records deferred tax assets based upon amounts that are more likely than not to be realized. Based on the Company’s recent profitability and belief that 2005 will result in an overall profit, the Company has recorded net current and long-term deferred tax assets of $1.6 million. The Company’s net deferred tax assets include a valuation allowance for two items that the Company may not be able to realize in future periods. The two items are research and development tax credits and deferred tax assets in a foreign subsidiary. This determination is based, in part, on historical operating performance as well as the likelihood of future income in the near term at certain foreign subsidiaries. The valuation allowance will be reduced when the Company believes that the likelihood of realizing the deferred tax asset is more likely than not. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. However, in the event the Company was to determine that it would not be able to realize its net recorded deferred tax asset in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

Employee Fringe Benefit Plan Accrual

The Company has established a reserve related to Embrex’s employee fringe benefit plan. The most significant component of the accrual is the amount reserved for the employee self-insured health plan. The amount of the reserve is based on management’s estimate of future employee health claims. The reserve covers expected short-term claims and is based on historical data adjusted for major events. The net balance reserved for the employee self-insured health plan as of March 31, 2005 was $0.2 million.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R), a revision of SFAS 123, “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for the beginning of the first interim or annual period beginning after December 31, 2005. Therefore, the Company plans to adopt SFAS 123(R) on January 1, 2006. The Company is currently evaluating the two fair value pricing methods permitted by SFAS 123(R) and has not selected a final fair value pricing model nor determined the impact such model will have on the Company’s financial statements.

In November 2004, the FASB issued FASB Interpretation No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“FASB 151”). This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of FASB 151 will not have an impact on the financial statements of Embrex, Inc. at this time.

In December 2004, the FASB issued FASB Interpretation No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67” (“FASB 152”). These FASB (s) are related to the accounting treatment for real estate time-sharing transactions, as well as costs and initial rental operations of real estate projects. The business model of Embrex, Inc. and its subsidiaries does not include the sales of real estate or the development/operation of real estate projects. Therefore, the adoption of FASB 152 will not have an impact on the financial statements of Embrex, Inc.

In December 2004, the FASB issued FASB Interpretation No. 153, “Exchange of Nonmonetary Assets - an amendment of APB Opinion No. 29”, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement specifies that a nonmonetary exchange that has commercial substance is one in which the future cash flows of the entity are expected to change significantly as a result of the exchange. Historically, Embrex, Inc. has not entered into such arrangements, therefore, application of Opinion No. 29 will not have an impact on the financial statements of Embrex, Inc. at this time.

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

	Three Months Ended March 31,
(unaudited )	2005	2004
Net income, as reported	$610	$1,109
Add: Non-cash stock-based compensation included in net income	46	34

Deduct: Total stock-based compensation expense for options granted determined under fair value based method for all awards, net of related tax effects	(338)	(350)

Pro forma net income	$318	$793

Earnings per share:
Basic—as reported	$0.08	$0.14
Basic—pro forma	$0.04	$0.10

Diluted—as reported	$0.07	$0.13
Diluted—pro forma	$0.04	$0.10

Note 3 - Revenues

Device revenues include revenues derived from all or a combination of the Company’s devices such as Inovoject® system fees, Inovoject® system sales, Egg Remover® fees, Egg Remover® sales, Vaccine Saver® fees, Vaccine Saver® sales and Inovoject® system distributor royalties. Product revenues include sales of Bursaplex®, the Company’s in ovo infectious bursal disease vaccine, and Newplex™, the Company’s in ovo Newcastle disease vaccine. The item “other revenue” includes revenues derived from contract research and development, grant sources and other minor products.

Note 4 – Plant and Equipment

Plant and equipment are recorded at cost. Depreciation is computed principally by using straight-line methods over the estimated useful lives of the assets placed in service, generally three to seven years. The Company’s total depreciation expense as of March 31, 2005 including devices, plant and equipment was $1.5 million. Plant and Equipment, at cost, consist of (in thousands):

(*unaudited)	March 31, 2005*	December 31, 2004
Plant and equipment
Manufacturing buildings and equipment	$849	$745
Construction in progress	12,187	12,063
Leasehold improvements	5,550	5,529
Furniture, office and lab equipment, other	8,640	8,542
Vehicles	2,145	2,074

Total Plant and equipment	$29,371	$28,953
Less: accumulated depreciation	(10,122)	(9,704)

Net Plant and equipment	$19,249	$19,249

Note 5 – Intangible Assets

Costs incurred to acquire exclusive licenses of U.S. patents, to apply for and obtain U.S. patents on internally developed technology and in some cases to bring patent infringement lawsuits are capitalized and amortized using the straight-line method. Exclusive license agreements are amortized over the period of the license. Patents are amortized over the shorter of the useful or legal life of the patent. Trademarks and Goodwill are not amortized, but analyzed for impairment annually. In the first quarter 2005, approximately $0.3 million of expenses related to patent infringement lawsuits were capitalized. If the lawsuits covered by these expenses are not resolved in the Company’s favor, either via settlement or judgment by the applicable court, the capitalized cost will be expensed in future periods. In addition, costs incurred to obtain patents on internally developed technology could be expensed in future periods if the Company decides to abandon a patent application or a patent is denied. The Company’s total amortization expense of intangible assets as of March 31, 2005 was less than $0.1 million. Net intangible assets consist of (in thousands):

(*unaudited)	March 31, 2005*	December 31, 2004
Intangible assets
Patents and exclusive patent licenses	$3,592	$3,189
Goodwill	645	655
Trademarks	142	140
Other intangibles	39	41

Net intangible assets	$4,418	$4,025

Note 6 - Income Tax Expense

Income taxes decreased $0.1 million in comparison to 2004 first quarter due to a 37% decrease in pre-tax income. The effective tax rate of 37% during the first quarter of 2004 increased to 45% for the same period in 2005. The increase in the effective tax rate is primarily due to the increase in withholding taxes in the first quarter of 2005 caused by increased business in non-U.S. markets as compared to the same period in 2004. In the first quarter of 2005, withholding taxes accounted for 17 percentage points of the 45% tax rate, and U.S. and non-U.S. income taxes represented the remaining 28 percentage points. In the same period of 2004, the 37% effective tax rate included 7 percentage points of withholding tax and 30 percentage points due to income taxes. Withholding taxes are assessed on revenues in non-U.S. markets, regardless of income taxable position.

Note 7 - Net Income Per Share

Basic net income per share was determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted net income per share reflects the potential dilution that could occur assuming conversion or exercise of all convertible securities and all issued and unexercised stock options with exercise prices that were less than the market price of Embrex’s stock (i.e., “in-the-money” stock options). The dilutive effect of unexercised stock options is calculated using the Treasury Stock Method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31, (*unaudited)
	2005*	2004*
Numerator:
Net Income available to common shareholders	$610	$1,109

Denominator:
Denominator for basic net income per share—weighted-average	7,935	8,034
Effect of Dilutive Securities:
Employee stock options and restricted stock grants	320	312

Denominator for diluted net income per share—adjusted weighted-average shares and assumed option exercises	8,255	8,346

Basic net income per share	$0.08	$0.14

Diluted net income per share	$0.07	$0.13

Note 8 - Comprehensive Income

Financial Accounting Standards Board (FASB) Statement No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, to be $0.5 million and $1.2 million for the three months ended March 31, 2005 and 2004, respectively. The Company’s total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented as summarized below (in thousands):

	Three Months Ended March 31, (*unaudited)
	2005*	2004*
Net Income	$610	$1,109
Currency Translation Adjustments	(67)	95

Comprehensive Income	$543	$1,204

Note 9 - Segments

The Company operates in a single segment. The table below presents the Company’s operations by geographic area (in thousands):

	Three Months Ended March 31, (*unaudited)
	2005*	2004*
U.S. Revenue:
Device Revenues	$8,032	$7,706
Product Revenues	-0-	6
Other Revenues	115	142

Total United States Revenues	$8,147	$7,854

International Revenue:
Device Revenues	3,890	3,795
Product Revenues	699	286
Other Revenues	27	21

Total International Revenues	$4,616	$4,102

Total Consolidated Revenues	$12,763	$11,956

	March 31, 2005*	December 31, 2004
Assets:
United States	$49,304	$48,613
International	14,110	13,967

Total Assets	$63,414	$62,580

Note 10 - Debt

The Company obtained a $9.0 million construction/term loan from its bank, Branch Banking and Trust Company (“BB&T”), in August 2003, to be used for construction and equipping of Embrex Poultry Health, LLC, the Company’s Inovocox™ vaccine manufacturing facility located in Scotland County, North Carolina. The interest rate of the loan is based on the one-month LIBOR rate plus 1.65% with the option of entering into a swap agreement for a 10-year fixed interest rate effective 18 months after the closing date of the loan. The loan has a term of 138 months or 11.5 years with payments of interest only for the first 18 months. Principal repayment on the loan began in March 2005 at the end of the interest only period and equal monthly installments of principal plus interest are payable over the remainder of the loan term. At March 31, 2005, $8.9 million of the construction/term loan was outstanding.

Note 11 – Commitments and Contingencies

The Company has certain known contractual obligations due to mortgage financing of the Inovocox™ manufacturing facility, capital leases, operating leases related to office and storage space rentals and purchase obligations related to the manufacturing of devices, serum and vaccines and the purchase of other miscellaneous supplies. The terms of these obligations vary from less than a year to 10 years.

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

The Company operates in multiple tax jurisdictions and significant judgment is required in determining its worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Although the Company believes its approach to determining its various tax provisions is reasonable, no assurance can be given that the final outcome will not be materially different than that which is reflected in the Company’s historical income tax provision and accruals upon review by taxing authorities. Management believes that adequate amounts of tax and related interest and penalties, if any, have been reserved for any adjustments that may result from years open to examination from taxing authorities. As of March 31, 2005, $1.4 million has been reserved.

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

The Company cautions that any such forward-looking statements include statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially. Risks include without limitation the degree of growth in the poultry industry in the United States and globally, competition arising within the United States, possible decreases in production by our customers, avian disease outbreaks in domestic and/or global markets, market acceptance and cost of expansion in new geographic markets and with new products, such as NewplexTM, including the Company’s ability to penetrate new markets and the degree of market acceptance of new products, the complete commercial development of potential future products on a cost effective basis, including Gender Sort and InovocoxTM, and the ability to obtain regulatory approval of products. Such approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, and potential changes in regulations. Additional information on these risks and other factors that could affect the Company’s consolidated financial results are described in “Risk Factors” under Item 2 above, “Management’s Discussion and Analysis of Financial Condition” and in the Company’s other filings with the Securities and Exchange Commission, including the Company’s Forms 10-Q, 10-K and 8-K.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this report. Note 1 to the consolidated financial statements describes the basis for presentation and Note 2 describes the Company’s significant accounting policies.

INTRODUCTION

Embrex, the In Ovo Company®, is an international biotechnology company engaged in the development of innovative in ovo solutions that meet the needs of the global poultry industry. The Company derives most of its global revenues from fees for the number of eggs processed by its Inovoject® systems. Other revenue sources for the Company come from lease fees related to its Egg Remover® systems and Vaccine Saver® option installations. In addition to these sources, the Company may sell each of these devices to distributors under special circumstances in selected countries and to human flu vaccine manufacturers. Revenues from these sources are categorized as device revenues in the Company’s financial statements. Another source of revenue for the Company is product sales, which currently consist of sales of Bursaplex®, an in ovo vaccine for infectious bursal disease and Newplex™, an in ovo vaccine for Newcastle disease. The Company also derives some revenues from contract research and development, grant sources and other minor products. The Company’s cost of revenues is primarily attributable to the costs of supporting the Company’s devices at customer locations around the world. These costs include the labor, travel and parts necessary to ensure proper biological and mechanical operation and maintenance of Embrex’s devices located at hatcheries of the Company’s customers. These costs also include associated depreciation, sales and property tax expenses. The Company has also built the Embrex Poultry Health, LLC (Embrex Poultry Health or “EPH”) vaccine manufacturing facility. The facility will be used to produce Inovocox™, an in ovo vaccine for the control of coccidiosis.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

CONSOLIDATED NET INCOME

	Three Months Ended March 31, (unaudited)
(dollars in thousands except per share amounts)	2005	2004	Change	Change
Total Revenue	$12,763	$11,956	$807	7%
Gross Profit	$7,270	7,120	$150	2%
Operating Income	$966	1,724	$(758)	-44%
Net Income	$610	$1,109	$(499)	-45%
Earnings per share – basic	$0.08	$0.14	$(0.06)	-44%
Earnings per share – diluted	$0.07	$0.13	$(0.06)	-44%

Consolidated net income for the first quarter of 2005 decreased to $0.6 million as compared to 2004 net income of $1.1 million. Diluted earnings per share were $0.07 for first quarter 2005 and $0.13 for the same period in 2004. The decrease in first quarter 2005 net income as compared to the same period in 2004 was primarily due to a $0.9 million, or 17% increase in operating expenses due to start-up costs for Embrex Poultry Health, product mix and expenses incurred to support business growth in both North America and Latin America, partially offset by revenue growth.

OUTSTANDING SHARES

(in thousands except percentages)

	Three Months Ended March 31, (unaudited)
	2005	2004	Change	Change
Basic Weighted Average Shares Outstanding	7,935	8,034	(99)	-1%
Diluted Weighted Average Shares Outstanding	8,255	8,346	(91)	-1%

The basic weighted average shares outstanding decreased 99 thousand shares or approximately 1% from 2004 to 2005. The decrease is primarily attributable to common stock repurchases by the Company in the last three quarters of 2004, partially offset by stock option exercises and the vesting of restricted stock grants.

The diluted weighted average shares outstanding decreased by 91 thousand shares, or 1%, in the first quarter of 2005 compared to the same period in 2004. This decrease is primarily attributable to common stock repurchases by the Company in the last three quarters of 2004. The effect of repurchased shares on the diluted weighted average shares outstanding calculation was largely offset by the effect of the Company’s stock price increase. The average closing price of the Company’s stock increased from $11.96 for the first quarter of 2004 to $12.04 for the same period of 2005. This increased the number of outstanding stock options with exercise prices that were less than the market price of Embrex’s stock (i.e., “in-the-money” stock options). Because only in-the-money stock options are counted in computing diluted weighted average shares outstanding, the higher average closing price for the Company’s common stock in 2005 as compared to 2004 resulted in more dilutive stock options being taken into account in 2005. Therefore, the impact of the Company’s common stock repurchases was partially offset by the impact of the increase in the number of in-the-money stock options considered in the diluted weighted average shares outstanding calculation.

CONSOLIDATED REVENUES

	Three Months Ended March 31, (unaudited)
(dollars in thousands)	2005	2004	Change	Change
Device revenues	$11,922	$11,501	$421	4%
Product revenues	699	292	407	139%
Other revenues	142	163	(21)	-13%

Total revenues	$12,763	$11,956	$807	7%

Consolidated revenues for the first quarter of 2005 totaled $12.8 million, representing an increase of 7% over revenues of $12.0 million for the same period in 2004.

The 2005 first quarter device revenues include device lease fees derived from single- and multi-year contracts, and paid trials. These recurring fees generally contribute more than 90% of the device revenue in most quarters. In the first quarter of 2005, recurring device lease fees increased 10% or $1.0 million more than the first quarter of 2004. The increase in recurring device lease fees is primarily due to an increase in the Inovoject® system customer base, particularly in Latin America, as well as new Egg Remover® installations. Device revenues also include sales of Inovoject® and Egg Remover® systems to distributors and human flu vaccine manufacturers. The sporadic nature of Inovoject® and Egg Remover® system sales to distributors and human flu vaccine companies may cause variability in revenue and gross profit on an annual and quarterly basis. For the first quarter of 2005 this variability resulted in a $0.6 million decrease in device sales when compared to the first quarter of 2004. Overall, device revenues totaled $11.9 million for the first quarter of 2005 compared to $11.5 million for the same period in 2004, representing a 4% increase year over year.

Product revenues consist primarily of revenues from sales of Bursaplex®, the Company’s proprietary vaccine for avian infectious bursal disease (IBD). Bursaplex® is a product which uses the Company’s AAC technology (antigen-antibody complex) technology. To date, approval to sell Bursaplex® has been received in 30 countries and is pending in seven countries. Currently, Bursaplex® vaccine is being marketed in most of the countries where regulatory approval has been obtained. Regulatory approvals are being sought in various Latin American, Middle Eastern and Asian markets for in ovo and post-hatch use of Bursaplex® vaccine.

Newplex™ is an additional vaccine that contributes to product revenues. Newplex™ is the Company’s proprietary in ovo vaccine for Newcastle disease (“ND”). To date, approval to sell Newplex™ has been received in six countries and is pending in 13 other countries. Embrex plans to pursue additional regulatory approvals for Newplex™ in key markets worldwide, particularly in Asia, Latin America, the Middle East, and South Africa, where ND is more prevalent.

Product revenues increased 139% to $0.7 million in the 2005 first quarter as compared to $0.3 million for the same period in 2004, primarily due to higher sales of Bursaplex® in the Asian, Latin American and Middle Eastern markets. Despite first quarter 2005 increases in product revenues, the Company continues to anticipate that the challenging conditions primarily in the Asian market may prevail in 2005 since the ongoing but less numerous avian influenza outbreaks may continue to impact poultry production levels as consumption in, and exports from, the region are disrupted. This may also result in decreased injection activity. Embrex will continue to monitor developments and intends to take appropriate steps as necessary.

Other revenue, which consists mainly of contract research and development, grant sources and other minor products, decreased 13% or $21 thousand for first quarter 2005 in comparison to the same period of 2004. The 2005 grant revenue derives from funding from miscellaneous collaborative and development work. The 2004 grant revenue derives primarily from SBIR funding for device development work and other miscellaneous grants.

COST OF REVENUE

First quarter gross margin in 2005 decreased three percentage points to 57% compared to 60% in the first quarter of 2004. This is primarily due to higher material costs related to servicing the Company’s devices, product mix and lower device sales. Inflationary pressure from the increase in the cost of stainless steel resulted in an increase in the cost of parts used for maintaining the Company’s devices and depreciation expenses due to increased capital cost for new devices. These increases could continue to cause gross margins to decrease in the future. Also, downward pressure on device lease fees, upward changes in other input costs and product mix could cause gross margins to decrease in the future.

OPERATING EXPENSES

	Three Months Ended, March 31, (unaudited)
(dollars in thousands)	2005	2004	Change	Change
General & Administrative	$2,574	$2,552	$22	1%
Sales & Marketing	979	645	334	52%
Research & Development	2,751	2,199	552	25%

Total Operating Expenses	$6,304	$5,396	$908	17%

Operating expenses totaled $6.3 million for the first quarter of 2005 compared to $5.4 million for the same period of 2004. Start-up costs for Embrex Poultry Health manufacturing facility contributed about $0.3 million to the $0.9 million increase. Other factors are described below.

General and administrative (“G&A”) expenses were approximately $2.6 million for both the first quarter of 2005 and 2004.

Sales & Marketing expenses were $1.0 million during first quarter 2005, an increase of 52% or $0.3 million over the same period in 2004. The increase is due primarily to increased staff-related expenses to support business growth and launch of Inovocox™ vaccine.

Research & Development (“R&D”) expenses increased $0.6 million or 25% over first quarter 2004 expenses. The Company’s overall research and development expenses reflect expenditures incurred in three distinct departments:

The first of these, R&D, is responsible for expenditures associated with the work on our product portfolio, particularly Newplex™ vaccine and Inovocox™, the in ovo coccidiosis vaccine. R&D expenses remained the same for both first quarter 2005 and 2004 at $1.1 million.

The second of these, Global Product Development & Supply (“GPDS”), is responsible for development and testing of commercial machine devices and supply of biological products. This group is currently responsible for development and commercial testing related to the Gender Sort project and overseeing final setup of the Embrex Poultry Health manufacturing facility for the production of Inovocox™. GPDS expenses for first quarter 2005 were $0.7 million, a $0.1 million or 24% increase over the same period in 2004.

The third is Engineering and Manufacturing, which makes design modifications and improvements to the Inovoject® and Egg Remover® systems and the Vaccine Saver® option, as well as final assembly and testing prior to installation of a device at a customer’s hatchery. Beginning in 2004, this category also includes start-up manufacturing costs associated with Embrex Poultry Health. Operating expenses for Engineering and Manufacturing increased from $0.5 million for first quarter 2004 to $0.9 million for first quarter 2005. This increase is primarily due to increases in staff and preliminary production-related expenses associated with the new Embrex Poultry Health facility.

OTHER INCOME AND EXPENSE

Net other income increased three-fold over the first quarter of 2004 to $0.1 million for the same period of 2005. This increase is due to currency translation adjustments that increased $0.1 million over 2004 adjustments.

Interest income totaled $22 thousand for first quarter 2005, a 5% increase over the same period in 2004. Interest expense totaled $6 thousand, a 50% decrease in comparison to the same period in 2004. Interest costs of $96 thousand and $55 thousand related to the term loan for construction of Embrex Poultry Health are not reflected in the 2005 and 2004 interest expense totals, respectively, as such interest costs are being capitalized as part of the construction cost of the facility.

INCOME TAX EXPENSE

Income taxes totaled $0.5 million for first quarter 2005, which is $0.1 million lower than for the same period in 2004. The effective tax rate for first quarter 2005 is 45%, compared to 37% for the same period in 2004. The increase in effective tax rate is primarily due to the increase in withholding taxes caused by business growth in non-U.S. markets.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company’s cash and cash equivalents balances totaled $3.2 million compared to $4.5 million at December 31, 2004. The decrease from 2004 to 2005 is primarily attributable to purchases of $2.6 million for devices and other capital items, as well as a $1.3 million reduction in non-debt current liabilities. Investments in patents and other non-current assets used $0.5 million of cash as well. This was partially offset by a $1.5 million increase in cash provided by issuance of short-term debt and another $2.2 million provided by net income after noncash items such as depreciation and amortization are added back.

During first quarter 2005, operating activities generated $0.3 million in cash, primarily due to net income, non-cash depreciation, expensing of restricted stock, and change in the deferred tax asset. Investing activities, device purchases and other capital expenditures used $3.0 million. Financing activities provided $1.5 million primarily due to the drawdown of $1.5 million of short-term debt and the issuance of Common Stock for $0.1 million, partially offset by repayment of $0.1 million of the current portion of the Company’s construction/term loan.

The Company obtained a $9.0 million construction/term loan from BB&T, in August 2003 that was used for building and equipping the Embrex Poultry Health, located in Scotland County, North Carolina. At March 31, 2005, $8.9 million of the construction/term loan was outstanding.

The Company has a $6.0 million secured revolving line of credit with BB&T, which may be used for working capital purposes. The term of this line of credit was extended to May 2005 and the Company anticipates BB&T will renew this credit facility for a renewal term beyond May 2005. The line of credit carries an interest rate of the current LIBOR rate plus 1.65%. At March 31, 2005, the Company had outstanding borrowings of $1.5 million under this credit facility.

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

In May 2004, the Company announced that the Board of Directors authorized a share repurchase program (the “2004 Repurchase Program”) to purchase up to 500,000 of outstanding shares of Common Stock through December 2005, in open market or privately negotiated transactions on or after July 1, 2004. During 2004, the Company purchased 44,350 shares of its Common Stock for $0.6 million at an average price of $12.84 per share under the 2004 program. The Company made no share repurchases during the first quarter 2005.

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

OUR FUTURE GROWTH DEPENDS ON EXPANSION OF INTERNATIONAL REVENUES AND WE WILL BE SUBJECT TO INCREASED RISKS IN THE INTERNATIONAL MARKETPLACE

We estimate that our Inovoject® system inoculates more than 80% of all eggs produced for the U.S. and Canadian broiler poultry markets. Given this market penetration, we expect only limited growth in the number of system installations and only minor system revenue growth in this market. Additionally, due to our market penetration and the significance of the U.S. and Canadian poultry markets to our revenue, any adverse conditions in these markets could have a material and adverse affect on our revenues. For this reason, we must expand our device installations and product sales in markets outside the United States and Canada in order to realize revenue growth. In 2004, international sales accounted for 34% of our consolidated revenues. In 2003 and 2002, international sales accounted for 32% and 31% of our consolidated revenues, respectively. Revenue growth outside the United States and Canada depends on gaining market acceptance of our devices and in ovo administration of vaccine products in markets outside the United States and Canada to treat prevailing poultry diseases in those markets. Lack of market acceptance of our devices and in ovo products in these markets would materially adversely affect our revenue growth.

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

•	our research and evaluations of compounds and new technologies may not yield product opportunities;

•	potential products may involve extensive and time-consuming clinical trials to demonstrate safety and effectiveness, and the results of such trials are uncertain;

•	potential products may require collaborative partners and we may be unable to identify partners or enter into arrangements on terms acceptable to us;

•	we may not be able to produce or contract for the manufacture of new products at a cost or in quantities necessary to make them commercially viable;

•	domestic and international regulatory approval of these products may not be obtained or may be obtained only with lengthy delays;

•	we may not be able to secure additional financing that may be needed to bring a potential product to market;

•	we may experience unexpected safety, regulatory or efficacy concerns with respect to marketed products, whether or not scientifically justified, leading to adverse public reaction, product recalls, withdrawals or declining sales;

•	marketing products developed jointly with other parties may require royalty payments or other payments by us to our co-developers, which may materially adversely affect our profitability;

•	we may be unable to accurately predict market requirements and evolving standards; and

•	we may not be able to attract and retain sufficient numbers of qualified development personnel.

We have developed and commercialized two devices that work with the Inovoject® system: the Egg Remover® and Vaccine Saver®. The Egg Remover® can also be used without an Inovoject® system in specific situations where customers do not need injection services. These two products have had initial success, however, there is no guarantee that acceptance of these products will continue to grow.

Embrex has initiated the United States Department of Agriculture (“USDA”) regulatory approval process with respect to our in ovo coccidiosis vaccine, Inovocox™. Although this product has begun the regulatory review process, there is no assurance that USDA approval will be obtained. Marketing this product in non-U.S. countries will require us to pursue separate approvals from their regulatory agencies. We completed construction of a $12.8 million vaccine manufacturing facility in the first quarter of 2004 to commercially produce the Inovocox™ vaccine. In addition to USDA approval for Inovocox™, our coccidiosis vaccine manufacturing facility must receive a separate USDA approval to manufacture the Inovocox™ vaccine. We cannot assure you that the facility will receive USDA approval to manufacture Inovocox™. Delays in obtaining either product or manufacturing facility approvals may materially adversely affect our marketing of, and our ability to receive revenues from, Inovocox™. Additionally, even if we receive USDA product and facility approvals, we cannot assure you that Inovocox™ will be sold in commercial quantities or that product sales will be sufficient to offset our investment in development of the product and construction of the Inovocox™ vaccine manufacturing facility.

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

In May 2003, the USDA provided regulatory approval of Newplex™, our in ovo Newcastle Disease vaccine, within the United States. Newplex™ vaccine is also based on AAC technology. We are now seeking regulatory approval for Newplex™ in key markets worldwide. Although we have received approval to sell Newplex™ in six countries, there is no assurance that other registrations will be granted or that Newplex™ will be sold in commercial quantities.

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

WE FACE RISKS OF COMPETITION AND CHANGING TECHNOLOGY

The Inovoject® system uses a process that was patented in the United States by the USDA in 1984. We held the exclusive license to the Sharma Patent until June 2002, when the Sharma Patent expired. With the expiration of the Sharma Patent, competitive in ovo delivery systems are being developed and marketed. Embrex is aware of four companies that are marketing in ovo injection systems to poultry companies. Although there has not been widespread commercial acceptance of any of these competing systems, the Company is aware of direct competition for customers and limited commercial placements by two of these companies. Competition could result in lower prices for our products, reduced demand for our products, and a corresponding reduction in our ability to recover development, engineering, manufacturing and service costs. In addition, if a competitor became successful selling its devices,

Embrex may have to evaluate the viability of its current leasing model. Also, a significant portion of our revenues comes from a relatively small number of customers. If we lose one or more large customers due to competition, our revenues could be significantly lower. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

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

WE FACE RISKS RELATED TO COMPLIANCE WITH LAWS IMPACTING CORPORATE GOVERNANCE AND FINANCIAL REPORTING STANDARDS

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission, Nasdaq and the Public Company Accounting Oversight Board, have required changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, have materially increased our legal and financial compliance costs and made many activities more time-consuming and more burdensome. The costs of compliance with these laws, rules and regulations have adversely affected our financial results. Moreover, we run the risk of non-compliance which could adversely affect our financial condition or results of operations or the trading price of our stock. For example, recently when conducting our assessment of internal control over financial reporting pursuant to Section 404 for the fiscal year ended December 31, 2004, we identified a material weakness in our internal controls in the area of accounting for income taxes. Although we are taking steps to address this material weakness, there is no assurance that we will be successful in remedying the material weakness or preventing future material weaknesses.

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

Embrex v. Avitech, LLC

In August 2004, we filed suit in the U.S. District Court for the Middle District of North Carolina against Avitech, LLC of Hebron, Maryland asserting patent infringement. We allege that Avitech’s injection system, designed to compete with Embrex’s patented Inovoject® system, infringes one of the our patents related to our proprietary apparatus and methods for accurately and precisely injecting eggs to the same depth and location when the eggs are of varying sizes and may be presented to the injection apparatus in somewhat different orientations. We seek injunctive relief and monetary damages and have asked for a jury trial. The defendant has denied that the North Carolina court has jurisdiction and has moved to dismiss or, in the alternative, for transfer to the United States District Court in Maryland. We opposed the defendant’s motion and assert that the North Carolina court has jurisdiction. The motion is pending the Court’s resolution. If the defendant’s motion is resolved in our favor, the lawsuit will proceed in the North Carolina court. Because of this lawsuit, our results of operations have been impacted and will continue to be affected by the costs of pursuing this litigation. Moreover, there can be no assurance we will prevail in our claims against Avitech, LLC. Even if the court finds in our favor, we have no assurances that any damage award will exceed our costs of pursuing this litigation or that we would be able to collect any damages from the defendant.

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

28

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential loss arising from adverse changes in market rates and prices. The Company’s primary market risk exposure is in changes in foreign currency exchange rates. Approximately 34%, 32% and 31% of Embrex’s revenues for the years ended 2004, 2003 and 2002, respectively, were derived from our operations outside the United States. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. From 2003 to 2004, the British pound and euro each strengthened 8% against the U.S. dollar and to a lesser extent select Latin American currencies also strengthened against the U.S. dollar. If average exchange rates during the first-quarter of 2005 had remained the same as the average exchange rates for these currencies during the same period of 2004, then the Company’s 2005 revenues would have been approximately $12.6 million instead of $12.8 million representing a year-to-year growth rate of 6% as compared to the actual exchange-adjusted growth rate of 7%.

Accumulated currency translation adjustments recorded as a separate component (reduction) of shareholders’ equity were $0.1 million at March 31, 2005 as compared with $0.2 million at December 31, 2004. This $0.1 million change was mainly attributable to the weakening U.S. dollar with respect to most of the currencies in which the Company has an exchange rate risk. Since Embrex Europe is Embrex’s largest subsidiary, the exchange rate change between the U.S. dollar and British pound and the British pound and the euro were the primary contributors to the $0.1 million change in currency translation adjustments. To date, the Company has not utilized any derivative financial instruments or other hedging instruments to affect this exposure.

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

As of March 31, 2005, the Company’s exposure to market risk for a change in interest rates is related solely to debt outstanding under the term loan used for construction and equipping of the Inovocox™ manufacturing facility. At March 31, 2005 variable rate debt outstanding that is exposed to fluctuations in the market rate of interest under this term loan totaled $8.9 million. The definitive extent of the Company’s interest rate risk under this term loan is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. Based on the current balance outstanding, an increase in the LIBOR rate of 100 basis points would increase the Company’s annualized interest expense by approximately $0.1 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Vice President, Finance and Administration (the Company’s Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer believe, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in that they provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Chief Executive Officer and the Chief Financial Officer reached this conclusion with respect to the Company’s disclosure controls and procedures notwithstanding the fact that they also concluded, as described below, that the Company’s internal control over financial reporting was not effective as of December 31, 2004, based upon their findings of a material weakness with respect to accounting for income taxes. While the Chief Executive Officer and Chief Financial Officer believe there is overlap between disclosure controls and procedures and internal control over financial reporting, they have concluded that a material weakness in internal controls limited to accounting for income taxes, as further explained below, does not cause the Company’s disclosure controls and procedures to be ineffective. The Company believes that the inter-relation of disclosure controls and procedures and internal control over financial reporting is not yet well defined by law, regulation or interpretation. The Company believes that disclosure controls and procedures and internal control over financial reporting are intended to be two distinct standards, otherwise the requirements for separate determinations as to their effectiveness would be redundant. Nonetheless, if disclosure controls and procedures and internal control over financial reporting are intended to be in effect substantially the same standard under these circumstances, then in such case, the Company’s disclosure controls and procedures also would be ineffective for the same reasons discussed below that the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s internal control over financial reporting was not effective.

Internal Control Over Financial Reporting

The Company made no changes in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ending March 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, other than as described below.

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and concluded that a combination of control deficiencies relating to inadequate staffing and a lack of sufficient tax accounting expertise constituted a material weakness in internal controls over the preparation and review of the Company’s accounting for income taxes as of December 31, 2004. As a result of this material weakness, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective.

The Company has been in the process of evaluating steps it could take to improve procedures for the preparation and review of the Company’s accounting for income taxes, including evaluating whether to hire additional in-house tax expertise or engage external tax expertise. To date, the Company has contracted with an independent third party accounting firm with domestic and international tax expertise and another independent firm to provide tax return preparation services.

During the first quarter of fiscal 2005, the Company implemented changes to its internal controls designed to improve its internal control structure in the area of information technology (“IT”). The changes included further segregation of responsibilities within the IT area, the preparation of additional change control documentation, and revisions to various policies and procedures relating to the IT area. The Company is evaluating additional steps to take, including the hiring of additional personnel and outside consultants to enhance segregation of responsibilities.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In December 2003, the Company filed suit in the United States District Court for the Eastern District of North Carolina against Breuil S.A. of Landivisiau, France, and New Tech Solutions, Inc. of Gainesville, GA, asserting patent infringement. Embrex alleges that each of the defendants’ development of an in ovo selective injection device, designed to compete with the Company’s patented Inovoject® system injection method, Vaccine Saver® option and Egg Remover® system, infringes two of our patents related to the Company’s proprietary apparatus and methods for distinguishing live eggs from infertile or “dead” eggs and for selectively injecting specific eggs identified as suitable for inoculation as well as the apparatus performing this function. The Company seeks injunctive relief and monetary damages and has asked for a jury trial. The defendants have denied infringement and alleged that Embrex’s two patents are invalid. Because of this lawsuit, the Company’s results of operations have been impacted and will continue to be affected by the costs of pursuing this litigation. Moreover, there can be no assurance the Company will prevail in its claims against Breuil S.A. or New Tech Solutions, Inc. Even if the court finds in Embrex’s favor, the Company has no assurances that any damage award will exceed the Company’s costs of pursuing this litigation or that the Company will be able to collect any damages from either defendant.

In August 2004, Embrex filed suit in the U.S. District Court for the Middle District of North Carolina against Avitech, L.L.C. of Hebron, Maryland asserting patent infringement. Embrex alleges that Avitech’s injection system, designed to compete with the Company’s patented Inovoject® system, infringes one of the Company’s patents related to the Company’s proprietary apparatus and methods for accurately and precisely injecting eggs to the same depth and location when the eggs are of varying sizes and may be presented to the injection apparatus in somewhat different orientations. The Company seeks injunctive relief and monetary damages and has asked for a jury trial. The defendant has denied that the North Carolina court has jurisdiction and has moved to dismiss or, in the alternative, for transfer to the United States District Court in Maryland. The Company opposed the defendant’s motion and asserts that the North Carolina court has jurisdiction. The motion is pending the Court’s resolution. If the defendant’s motion is resolved in the Company’s favor, the lawsuit will proceed in the North Carolina court. Because of this lawsuit, the Company’s results of operations have been impacted and will continue to be affected by the costs of pursuing this litigation. Moreover, there can be no assurance the Company will prevail in its claims against Avitech, L.L.C. Even if the court finds in the Company’s favor, the Company has no assurances that any damage award will exceed the Company’s costs of pursuing this litigation or that the Company would be able to collect any damages from the defendant.

For a description of certain other patent infringement proceedings initiated by the Company and related legal proceedings, see the Company’s Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 15, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: May 3, 2005

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