Form 10-Q
period 2005-06-30
EMBREX INC /NC/
filed 2005-08-02
CIK 878725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

Commission File No. 000-19495

Embrex, Inc.

(Exact name of registrant as specified in its charter)

North Carolina	56-1469825
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1040 Swabia Court, Durham, NC	27703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone no. including area code: (919) 941-5185

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares of Common Stock, $0.01 par value, outstanding as of July 20, 2005 was 8,060,316.

EMBREX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Embrex, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

(*Unaudited)

	June 30, 2005*	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$1,890	$4,469
Restricted cash	115	115
Accounts receivable – trade, net	7,120	7,816
Inventories:
Materials and supplies	2,451	2,107
Product	1,377	1,448
Current deferred tax asset	905	706
Other current assets	1,804	2,846

Total Current Assets	15,662	19,507

Land	147	147

Devices under construction	3,788	3,055

Devices	50,993	47,379
Less accumulated depreciation	(32,755)	(31,864)

	18,238	15,515

Plant and Equipment	30,436	28,953
Less accumulated depreciation and amortization	(10,445)	(9,704)

	19,991	19,249
Other Assets
Intangible assets (net of accumulated amortization of $609 in 2005 and $538 in 2004)	4,816	4,025
Long-term deferred tax asset	797	949
Other long-term assets	174	133

Total Other Assets	5,787	5,107

Total Assets	$63,613	$62,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities

Accounts payable	$455	$887
Accrued expenses	4,096	5,351
Deferred revenue	310	145
Product warranty accrual	150	136
Current portion of long-term debt	508	514
Current portion of capital lease obligations	11	7

Total Current Liabilities	5,530	7,040

Long-term debt, less current portion	8,296	8,516
Capital Lease Obligations, less current portion	14	2

Shareholders’ Equity
Common Stock, $0.01 par value per share:
Authorized - 30,000,000 shares; Issued and outstanding - 7,989,317 net of 1,674,666 treasury shares and 7,921,605 net of 1,674,666 treasury shares at June 30, 2005 and December 31, 2004, respectively	96	95
Additional paid-in capital	66,630	64,938
Accumulated other comprehensive income	421	196
Deferred compensation	(1,747)	(725)
Retained earnings	4,220	2,365
Treasury stock	(19,847)	(19,847)

Total Shareholders’ Equity	49,773	47,022

Total Liabilities and Shareholders’ Equity	$63,613	$62,580

See accompanying notes.

Embrex, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues
Device revenues	$12,172	$11,052	$24,094	$22,553
Product sales	724	560	1,423	852
Other revenue	122	115	264	278

Total Revenues	13,018	11,727	25,781	23,683

Cost of Device Revenues and Product Sales	5,487	4,774	10,980	9,610

Gross Profit	7,531	6,953	14,801	14,073

Operating Expenses
General and administrative	2,694	2,302	5,268	4,854
Sales and marketing	1,216	689	2,195	1,334
Research and development	2,249	2,555	5,000	4,754

Total Operating Expenses	6,159	5,546	12,463	10,942

Operating Income	1,372	1,407	2,338	3,131

Other Income (Expense)
Interest income	42	20	64	41
Interest expense	(19)	(4)	(25)	(16)
Foreign currency gain	50	81	177	104

Total Other Income	73	97	216	129

Income Before Income Tax Expense	1,445	1,504	2,554	3,260
Income Tax Expense	199	698	698	1,345

Net Income	$1,246	$806	$1,856	$1,915

Net Income per share of Common Stock:
Basic	$0.16	$0.10	$0.23	$0.24
Diluted	$0.15	$0.10	$0.22	$0.23

Number of Shares Used in Per Share Calculation:
Basic	7,964	7,960	7,950	7,997
Diluted	8,278	8,268	8,275	8,308

See accompanying notes.

Embrex, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30
	2005	2004
Operating Activities

Net income	$1,856	$1,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,117	2,821
Loss on sale of fixed assets	15	3
Change in restricted cash	(1)	91
Change in deferred tax asset	(48)	350
Restricted stock amortization	271	121
Changes in operating assets and liabilities:
Accounts receivable, inventories and other current assets	1,484	733
Accounts payable, accrued expenses, deferred revenue and warranty accrual	(1,508)	(1,227)

Net Cash Provided By Operating Activities	5,186	4,807

Investing Activities
Purchases of devices, equipment, furniture and fixtures	(7,266)	(5,053)
Cash proceeds from sale of devices, equipment, furniture and fixtures	10	29
Investment in patents and other non-current assets	(905)	(499)

Net Cash Used In Investing Activities	(8,161)	(5,523)

Financing Activities
Issuance of common stock	381	465
Drawdown/(Repayment) of short-term debt	-0-	(894)
Drawdown/(Repayment) of long-term debt, capital lease obligations and other long-term liabilities	(209)	2,397
Repurchase of common stock	-0-	(2,949)

Net Cash Provided By (Used In) Financing Activities	172	(981)

Decrease in cash and cash equivalents	(2,803)	(1,697)
Currency translation adjustments	224	(227)
Cash and cash equivalents at beginning of period	4,469	9,629

Cash And Cash Equivalents At End Of Period	$1,890	$7,705

See accompanying notes.

FORM 10-Q

June 30, 2005

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd., Inovoject do Brasil Ltda., Embrex Poultry Health, LLC, Embrex de Mexico S. de R.L. de C.V. and Vaccination Services S. de R.L. de C.V. (“Embrex” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

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

Revenue Recognition

Revenues for devices subject to lease agreements are recognized based on eggs processed during the period in accordance with lease terms. Device and product sales are recognized upon delivery, which is when title passes to the customer. Contract research revenue is recognized as services are performed or as milestones are met over the term of the contract. Grant revenue is recognized as expenses related to the specific grants are incurred. Revenue received, but not yet earned, is classified as deferred revenue. The revenue section of the consolidated statements of operations divides revenues into three sections: device revenues, which include device lease fees and device sales; product sales, which include sales of Bursaplex®; and other revenues, which includes income derived from contract research and development, grant sources and other minor products.

Allowance for Uncollectible Accounts

To date, the Company has not experienced any material trade accounts receivable collection issues. However, based on a review of cumulative balances, industry experience and the current economic environment, the Company currently reserves from approximately 2% to 4% of trade accounts receivable, depending on the credit terms in various markets, as an allowance for uncollectible accounts. In addition, adjustments due to the financial stability of individual customers will affect the overall percentage reserved. Once the Company determines an account is uncollectible, it writes off the receivable balance against the reserve. Accounts are written-off based on individual circumstances and only after all efforts of collection have been exhausted. The consolidated balance reserved for uncollectible accounts as of June 30, 2005 was $0.3 million, which represents 5% of the trade accounts receivable balance at June 30, 2005. The reserve amount has decreased $0.1 million since December 31, 2004. The reserve percentage of 5% currently exceeds the percentage range listed above due primarily to trade accounts receivable in non-U.S. markets.

Warranty Accruals

To date, the Company has not experienced any material device or product warranty issues in excess of amounts reserved. Based on the sale and lease of devices and sale of products, the Company has established a reserve for future claims. The reserve is based on the estimated damages that a customer would experience if an Inovoject® system or batch of Bursaplex® or Newplex™ should fail to perform to product specifications. The consolidated balance reserved for warranties as of June 30, 2005 was $0.1 million.

Inventory Obsolescence

To date, the Company has not experienced any material inventory obsolescence. However, based on a percentage of the current product and device parts inventory levels, the Company has established a reserve against future device parts obsolescence due to technological improvements and limited shelf life of product inventories. The percentage used to calculate the reserve is based on a historical percentage rate adjusted for anticipated technological advances on devices and shelf life of existing vaccine product inventories. The consolidated balance reserved for product and parts obsolescence as of June 30, 2005 was $0.3 million.

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

Employee Fringe Benefit Plan Accrual

The Company has established a reserve related to Embrex’s employee fringe benefit plan. The most significant component of the accrual is the amount reserved for the employee self-insured health plan. The amount of the reserve is based on management’s estimate of future employee health claims. The reserve covers expected short-term claims and is based on historical data adjusted for major events. The net balance reserved for the employee self-insured health plan as of June 30, 2005 was $0.2 million.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R), a revision of SFAS 123, “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for the beginning of the first interim or annual period beginning after December 31, 2005. Therefore, the Company plans to adopt SFAS 123(R) on January 1, 2006. The Company is currently evaluating the two fair value pricing methods permitted by SFAS 123(R) and has not selected a final fair value pricing model nor determined the impact such model will have on the Company’s financial statements.

In November 2004, the FASB issued FASB Interpretation No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“FASB 151”). This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of FASB 151 is not expected to have a material impact on the financial statements of Embrex, Inc.

STOCK-BASED COMPENSATION

The Company’s stock plans (the “Plans”) are designed to provide incentives to eligible employees, officers, and directors in the form of awards of stock, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options. The Company accounts for the Plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No stock-based employee compensation cost is reflected in net income with respect to options granted under current plans, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, net income does reflect the cost of restricted stock awards granted. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) (in thousands, except per share amounts):

	Three Months Ended June 30 (unaudited)		Six Months Ended June 30 (unaudited)
	2005	2004	2005	2004
Net income, as reported	$1,246	$806	$1,856	$1,915
Add: Non-cash stock-based compensation included in net income, net of related tax effects	151	37	197	71
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(341)	(201)	(527)	(551)

Pro forma net income	$1,056	$642	$1,526	$1,435

Earnings per share:
Basic—as reported	$0.16	$0.10	$0.23	$0.24
Basic—pro forma	$0.13	$0.08	$0.19	$0.18

Diluted—as reported	$0.15	$0.10	$0.22	$0.23
Diluted—pro forma	$0.13	$0.08	$0.18	$0.17

The table regarding stock-based compensation expense and pro-forma net income presented under Note 2 to the Company’s interim financial statements included in the Company’s Quarterly Report on Form 10-Q for first quarter 2005 that was filed with the Securities and Exchange Commission on May 3, 2005, inadvertently contained incorrect information. The correct information is reflected in the following table:

	Three Months Ended March 31 (unaudited)
	2005	2004
Net income, as reported	$610	$1,109
Add: Non-cash stock-based compensation included in net income, net of related tax effects	46	34
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(186)	(350)

Pro forma net income	$470	$793

Earnings per share:
Basic—as reported	$0.08	$0.14
Basic—pro forma	$0.06	$0.10

Diluted—as reported	$0.07	$0.13
Diluted—pro forma	$0.06	$0.10

Note 3 - Revenues

Device revenues include revenues derived from a combination of the Company’s devices such as Inovoject® system lease fees, Inovoject® system sales, Egg Remover® fees, Egg Remover® sales, Vaccine Saver® fees, Vaccine Saver® sales and Inovoject® system distributor royalties. Product sales include sales of Bursaplex®, the Company’s in ovo infectious bursal disease vaccine, and may include Newplex™, the Company’s in ovo Newcastle disease vaccine. The item “other revenue” includes revenues derived from contract research and development, grant sources and other minor products.

Note 4 – Plant and Equipment

Plant and equipment are recorded at cost. Depreciation is computed principally by using straight-line methods over the estimated useful lives of the assets placed in service, generally three to seven years. The Company’s total depreciation expense for the six-months ended June 30, 2005 and 2004, including devices, plant and equipment was $3.0 million and $2.8 million, respectively. Plant and Equipment, at cost, consist of (in thousands):

(*unaudited)	June 30, 2005*	December 31, 2004
Plant and equipment
Manufacturing buildings and equipment	$980	$745
Construction in progress	12,934	12,063
Leasehold improvements	5,589	5,529
Furniture, office and lab equipment, other	8,679	8,542
Vehicles	2,254	2,074

Total Plant and equipment	$30,436	$28,953
Less: accumulated depreciation	(10,445)	(9,704)

Net Plant and equipment	$19,991	$19,249

Note 5 – Intangible Assets

Costs incurred to acquire exclusive licenses of U.S. patents, to apply for and obtain U.S. patents on internally developed technology and in some cases to bring patent infringement lawsuits are capitalized and amortized using the straight-line method. Exclusive license agreements are amortized over the period of the license. Patents are amortized over the shorter of the useful or legal life of the patent. Trademarks and Goodwill are not amortized, but analyzed for impairment annually. In the second quarter 2005, approximately $0.4 million of expenses related to patent infringement lawsuits were capitalized. As of June 30, 2005, an aggregate of $ 1.5 million of expenses related to patent infringement lawsuits are capitalized. If the lawsuits covered by these expenses are not resolved in the Company’s favor, either via settlement or judgment by the applicable court, the capitalized cost will be expensed in future periods. In addition, costs incurred to obtain patents on internally developed technology could be expensed in future periods if the Company decides to abandon a patent application or a patent is denied. The Company’s total amortization expense of intangible assets for the six-month periods ended June 30, 2005 and 2004 was less than $0.1 million for both periods. Net intangible assets consist of (in thousands):

(*unaudited)	June 30, 2005*	December 31, 2004
Intangible assets
Patents and exclusive patent licenses	$4,012	$3,189
Goodwill	613	655
Trademarks	149	140
Other intangibles	42	41

Net intangible assets	$4,816	$4,025

Note 6 - Income Tax Expense

The reported tax rate for second quarter 2005 was 14% in comparison to the 46% reported tax rate for second quarter 2004. The reported tax rate for six-months ended June 30, 2005 was 27% in comparison to the 41% reported tax rate for the same period in 2004. The reported tax rate for second quarter 2005 and the six-months ended June 30, 2005 decreased over the same periods in 2004 due primarily to the tax benefit of $0.5 million recorded from the filing of amended tax returns for 2001 and 2002 in the second quarter of 2005. The returns were amended to reflect the Company’s claim for extraterritorial income exclusion. The filings of these amended returns represent discrete events that provided the Company tax benefits in the second quarter of 2005. The reported tax rates for the second quarter 2005 and the six-months ended June 30, 2005 would have been 48% and 47%, respectively, if the tax returns were not amended.

In the second quarter of 2005, withholding taxes accounted for 7 percentage points of the 14% tax rate, and U.S. and non-U.S. income taxes represented the remaining 7 percentage points. In the same period of 2004, the 46% reported tax rate included 7 percentage points of withholding tax and 39 percentage points due to income taxes. Withholding taxes are assessed on revenues in non-U.S. markets, regardless of income taxable position.

In the first half of 2005, withholding taxes accounted for 12 percentage points of the 27% tax rate, and U.S. and non-U.S. income taxes represented the remaining 15 percentage points. In the same period of 2004, the 41% reported tax rate included 7 percentage points of withholding tax and 34 percentage points due to income taxes.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30 (unaudited)		Six Months Ended June 30 (unaudited)
	2005	2004	2005	2004
Numerator:
Net Income	$1,246	$806	$1,856	$1,915

Denominator:
Denominator for basic net income per share—weighted-average	7,964	7,960	7,950	7,997
Effect of Dilutive Securities:
Stock Options and Restricted Stock Grants	314	307	325	311
Denominator for diluted net income per share—adjusted weighted-average shares and assumed option exercises	8,278	8,268	8,275	8,308

Basic net income per share	$0.16	$0.10	$0.23	$0.24

Diluted net income per share	$0.15	$0.10	$0.22	$0.23

Note 8 - Comprehensive Income

FASB Statement No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, for the three months ended June 30, 2005 and 2004 to be $1.5 million and $0.5 million, respectively. For the six months ended June 30, 2005 and 2004, the Company’s total comprehensive income, net of tax, is determined to be $2.1 million and $1.7 million, respectively. The Company’s total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented as summarized below (in thousands):

	Three Months Ended June 30 (unaudited)		Six Months Ended June 30 (unaudited)
	2005	2004	2005	2004
Net Income	$1,246	$806	$1,856	$1,915
Currency Translation Adjustments	291	(325)	224	(227)

Comprehensive Income	$1,537	$481	$2,080	$1,688

Note 9 - Segments

The Company operates in a single segment. The table below presents the Company’s operations by geographic area (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
(* unaudited)	2005 *	2004 *	2005 *	2004 *
U.S. Revenue:
Device Revenues	$8,317	$8,053	$16,351	$15,759
Product Sales	-0-	5	-0-	11
Other Revenues	96	94	210	236

Total United States Revenues	$8,413	$8,152	$16,561	$16,006

International Revenue:
Device Revenues	$3,854	$2,999	$7,743	$6,794
Product Sales	724	555	1,423	841
Other Revenues	27	21	54	42

Total International Revenues	$4,605	$3,575	$9,220	$7,677

Consolidated Revenues	$13,018	$11,727	$25,781	$23,683

Total Assets:

	June 30, 2005 *	December 31, 2004
United States	$48,354	$48,613
International	15,259	13,967

Total	$63,613	$62,580

Note 10 - Debt

The Company obtained a $9.0 million construction/term loan from its bank, Branch Banking and Trust Company (“BB&T”), in August 2003, to be used for construction and equipping of Embrex Poultry Health, LLC, the Company’s Inovocox™ vaccine manufacturing facility located in Scotland County, North Carolina. The interest rate of the loan is based on the one-month LIBOR rate plus 1.65%. The loan has a term of 138 months or 11.5 years with payments of interest only for the first 18 months. Principal repayment on the loan began in March 2005 at the end of the interest only period and equal monthly installments of principal plus interest are payable over the remainder of the loan term. At June 30, 2005, $8.8 million of the construction/term loan was outstanding.

Note 11 – Commitments and Contingencies

The Company has certain contractual obligations due to mortgage financing of the Inovocox™ manufacturing facility, capital leases, operating leases related to office and storage space rentals and purchase obligations related to the manufacturing of devices, serum and vaccines and the purchase of other miscellaneous supplies. The terms of these obligations vary from less than a year to 10 years.

The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of those actions, in the opinion of management after discussion with legal counsel, it is unlikely that the outcome of such litigation and other proceedings will have a material adverse effect on the results of the Company’s operations or its financial position, except that capitalized costs related to lawsuits could be expensed in future periods. See Note 5, “Intangible Assets” above.

The Company operates in multiple tax jurisdictions and significant judgment is required in determining its worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Although the Company believes its approach to determining its various tax provisions is reasonable, no assurance can be given that the final outcome will not be materially different than that which is reflected in the Company’s historical income tax provision and accruals upon review by taxing authorities. Management believes that adequate amounts of tax and related interest and penalties, if any, have been reserved for any adjustments that may result from years open to examination from taxing authorities. As of June 30, 2005, $1.3 million has been reserved.

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

The Company cautions that any such forward-looking statements include statements with respect to future products, services, markets and financial results. These statements involve risks and uncertainties that could cause actual results to differ materially. Risks include without limitation the degree of growth in the poultry industry in the United States and globally, competition arising within the United States and elsewhere, possible decreases in production by our customers, avian disease outbreaks in domestic and/or global markets, market acceptance and cost of expansion in new geographic markets, and the Company’s ability to penetrate new markets. Risks also include the degree of market acceptance of new products, such as Newplex™, and the ability of the Company’s contract manufacturers to support such products. Additional risks include the complete commercial development of potential future products on a cost effective basis, including Inovocox™, and the ability to obtain regulatory approval of products. Such approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, and potential changes in regulations. Additional information on these risks and other factors that could affect the Company’s consolidated financial results are described in “Risk Factors” below, and in the Company’s other filings with the Securities and Exchange Commission, including the Company’s Forms 10-Q, 10-K and 8-K.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this report. The notes to the consolidated financial statements include Note 1, which describes the basis for presentation, and Note 2, which describes the Company’s significant accounting policies.

INTRODUCTION

Embrex, the In Ovo Company®, is an international biotechnology company engaged in the development of innovative in ovo solutions that meet the needs of the global poultry industry. The Company derives most of its global revenues from fees for the number of eggs processed by its Inovoject® systems. Other revenue sources for the Company come from lease fees related to its Egg Remover® systems and Vaccine Saver® option installations. In addition to these sources, the Company may sell each of these devices to distributors under special circumstances in selected countries and to human flu vaccine manufacturers. Revenues from these sources are categorized as device revenues in the Company’s financial statements. Another source of revenue for the Company is product sales, which currently consist of sales of Bursaplex®, an in ovo vaccine for infectious bursal disease, and Newplex™, an in ovo vaccine for Newcastle disease. The Company also derives some revenues from contract research and development, grant sources and other minor products. The Company’s cost of revenues is primarily attributable to the costs of supporting the Company’s devices at customer locations around the world. These costs include the labor, travel and parts necessary to ensure proper biological and mechanical operation and maintenance of Embrex’s devices located at hatcheries of the Company’s customers. These costs also include associated depreciation, sales and property tax expenses. The Company has also built the Embrex Poultry Health, LLC (Embrex Poultry Health or “EPH”) vaccine manufacturing facility. Subject to product and plant facility approval by the United States Department of Agriculture (“USDA”), the facility will be used to produce Inovocox™, an in ovo vaccine for the control of coccidiosis.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 and 2004

CONSOLIDATED NET INCOME

	Three Months Ended June 30 (unaudited)
(dollars in thousands except per share amounts)	2005	2004	Change	Change
Total Revenue	$13,018	$11,727	$1,291	11%
Gross Profit	$7,531	$6,953	$578	8%
Operating Income	$1,372	$1,407	$(35)	-2%
Net Income	$1,246	$806	$440	55%
Earnings per share – basic	0.16	$0.10	$0.06	60%
Earnings per share – diluted	0.15	$0.10	$0.05	50%

Consolidated net income for the second quarter of 2005 increased to $1.2 million as compared to the second quarter of 2004 net income of $0.8 million. Diluted earnings per share were $0.15 for second quarter 2005 and $0.10 for the same period in 2004. The increase in second quarter 2005 net income as compared to the same period in 2004 was primarily due to the $0.5 million adjustment for validation costs of USDA pre-licensing serials of the Inovocox™ vaccine, in addition to a $0.5 million decrease in income tax expense in connection with a lower reported tax rate related to amended tax returns. See “Income Tax Expense” below.

OUTSTANDING SHARES

	Three Months Ended June 30 (unaudited)
(in thousands except percentages)	2005	2004	Change	Change
Basic Weighted Average Shares Outstanding	7,964	7,960	4	0.0%
Diluted Weighted Average Shares Outstanding	8,278	8,268	10	0.1%

The basic weighted average shares outstanding increased 4 thousand shares, or less than 1%, from second quarter 2004 to the same period in 2005. The diluted weighted average shares outstanding increased by 10 thousand shares, or less than 1%, in the second quarter of 2005 compared to the same period in 2004. These increases are primarily attributable to stock option exercises and the award of restricted stock grants, offset partially by common stock repurchases in the last two quarters of 2004.

CONSOLIDATED REVENUES

	Three Months Ended June 30 (unaudited)
(dollars in thousands)	2005	2004	Change	Change
Device revenues	$12,172	$11,052	$1,120	10%
Product sales	724	560	164	29%
Other revenues	122	115	7	6%

Total revenues	$13,018	$11,727	$1,291	11%

Consolidated revenues for the second quarter of 2005 totaled $13.0 million, representing an increase of 11% over revenues of $11.7 million for the same period in 2004.

The 2005 second quarter device revenues include device lease fees derived from single- and multi-year contracts, and paid trials. These recurring fees generally contribute more than 90% of the device revenue in most quarters. In the second quarter of 2005, recurring device lease fees increased 9% or $1.0 million more than the second quarter of 2004. The increase in recurring device lease fees is primarily due to an increase in the Inovoject® system customer base, particularly in Latin America, as well as additional Egg Remover® installations. Device revenues also include sales of Inovoject® and Egg Remover® systems to distributors and human flu vaccine manufacturers. The sporadic nature of Inovoject® and Egg Remover® system sales to distributors and human flu vaccine companies may cause variability in revenue and gross profit on an annual and quarterly basis. For the second quarter of 2005 this variability resulted in a $0.1 million increase in device sales when compared to the second quarter of 2004. Overall, device revenues totaled $12.2 million for the second quarter of 2005 compared to $11.1 million for the same period in 2004, representing a 10% increase year over year.

Product sales consisted of revenues from sales of Bursaplex®, the Company’s proprietary vaccine for avian infectious bursal disease (IBD). Bursaplex® is a product which uses the Company’s AAC technology (antigen-antibody complex) technology. To date, approval to sell Bursaplex® has been received in 30 countries and is pending in four countries. Currently, Bursaplex® vaccine is being marketed in most of the countries where regulatory approval has been obtained. Regulatory approvals are being sought in various Latin American, Middle Eastern and Asian markets for in ovo and post-hatch use of Bursaplex® vaccine.

Product sales increased 29% to $0.7 million in the 2005 second quarter as compared to $0.6 million for the same period in 2004, due to higher sales of Bursaplex® in the Asian and North American markets. Despite second quarter 2005 increases in product sales, the Company continues to have a concern that the ongoing uncertainty of challenging conditions, primarily in the Asian market, may continue for the rest of 2005. This concern is based on the ongoing, yet less numerous, avian influenza outbreaks that may disrupt poultry production levels, as well as consumption in, and exports from, the region. This may also result in decreased injection activity. Embrex will continue to monitor developments and intends to take appropriate steps as necessary.

Other revenue, which consists mainly of contract research and development, grant sources and other minor products, increased 6% or $7 thousand for second quarter 2005 in comparison to the same period of 2004. The 2005 grant revenue derives from funding from miscellaneous collaborative and development work. The 2004 grant revenue derives primarily from federal government Small Business Innovation Research (“SBIR”) funding for device development work and other miscellaneous grants.

COST OF REVENUE

Gross margin decreased one percentage point to 58% for second quarter in 2005 compared to 59% for the same period of 2004. This is primarily due to changes in the Company’s revenue mix and regional mix, which includes higher product sales and additional recurring device lease fees, particularly in Latin America, as well as higher material costs. Inflationary pressure from the increase in the cost of stainless steel resulted in an increase in the cost of parts used for maintaining the Company’s devices and depreciation expenses due to increased capital cost for new devices. These increases could continue to cause gross margins to decrease in the future. Also, downward pressure on device lease fees, upward changes in other input costs, regional and product mix could cause gross margins to decrease in the future.

OPERATING EXPENSES

	Three Months Ended June 30 (unaudited)
(dollars in thousands)	2005	2004	Change	Change
General & Administrative	$2,694	$2,302	$392	17%
Sales & Marketing	1,216	689	527	76%
Research & Development	2,249	2,555	(306)	-12%

Total Operating Expenses	$6,159	$5,546	$613	11%

Operating expenses totaled $6.2 million for the second quarter of 2005 compared to $5.5 million for the same period of 2004. The contributing factors are described below.

General and administrative (“G&A”) expenses were $2.7 million for the second quarter 2005, an increase of $0.4 million over the same period of 2004. This is primarily due to increases in staff-related and third-party expenses to support business growth, restricted stock expense, legal fees and accounting fees related to Sarbanes-Oxley Act compliance.

Sales & Marketing expenses were $1.2 million during second quarter 2005, an increase of 76% or $0.5 million over the same period in 2004. The expense increase was due to growth of the Global Marketing group to support pre-launch activities of Inovocox™, as well as the continued support of existing products. Additionally, sales and marketing expenses that were previously allocated to cost of revenues in 2004 have been retained in sales and marketing expenses in 2005 due to departmental reorganization.

Research & Development (“R&D”) expenses decreased $0.3 million or 12% in comparison to second quarter 2004 expenses. The Company’s overall research and development expenses reflect expenditures incurred in three distinct departments:

The first of these, R&D, is responsible for expenditures associated with the work on our product portfolio, particularly Newplex™ vaccine and Inovocox™, the in ovo coccidiosis vaccine. R&D expenses remained the same for both second quarter 2005 and 2004 at $1.2 million.

The second of these, Global Product Development & Supply (“GPDS”), is responsible for development and testing of commercial machine devices and supply of biological products. GPDS expenses for second quarter 2005 were $0.7 million and remained unchanged from second quarter 2004. This group has also had responsibility for development and commercial testing related to the Gender Sort project. Going forward, the Company expects a reduction in the R&D effort related to the Gender Sort project as a result of a recent decision to scale back on the project.

The third is Engineering and Manufacturing, which makes design modifications and improvements to the Inovoject® and Egg Remover® systems, as well as the Vaccine Saver® option. Beginning in 2004, start-up manufacturing costs associated with Embrex Poultry Health were captured in Engineering and Manufacturing expenses. Operating expenses for this department decreased from $0.6 million for second quarter 2004 to $0.3 million for second quarter 2005. This decrease occurred in connection with validation costs of the USDA pre-licensing serials for Inovocox™ vaccine that were capitalized in the second quarter of 2005 for the Embrex Poultry Health facility.

OTHER INCOME AND EXPENSE

Net other income remained unchanged from second quarter 2004 to 2005 at $0.1 million.

Interest income totaled $42 thousand for second quarter 2005, a $22 thousand increase over the same period in 2004. Interest expense totaled $19 thousand, a $15 thousand increase in comparison to the same period in 2004. Interest costs of $105 thousand and $50 thousand related to the term loan for construction of Embrex Poultry Health are not reflected in the 2005 and 2004 interest expense totals, respectively, as such interest costs are being capitalized as part of the construction cost of the facility.

INCOME TAX EXPENSE

Income taxes totaled $0.2 million for second quarter 2005, a $0.5 million decrease from $0.7 million for the same period in 2004. The reported tax rate for 2005 second quarter was 14% in comparison to the 46% reported tax rate of second quarter 2004. The income tax expense decreased in 2005 due primarily to the $0.5 million tax benefit recorded in the second quarter related to filing of amended tax returns for 2001 and 2002. The returns were amended to reflect the Company’s claim for the extraterritorial income exclusion.

Six Months Ended June 30, 2005 and 2004

CONSOLIDATED NET INCOME

	Six Months Ended June 30 (unaudited)
(dollars in thousands except per share amounts)	2005	2004	Change	Change
Total Revenue	$25,781	$23,683	$2,098	9%
Gross Profit	$14,801	$14,073	$728	5%
Operating Income	$2,338	$3,131	$(793)	-25%
Net Income	$1,856	$1,915	$(59)	-3%
Earnings per share – basic	$0.23	$0.24	$(0.01)	-4%
Earnings per share – diluted	$0.22	$0.23	$(0.01)	-4%

Consolidated net income for the first six months of 2005 remained essentially unchanged at $1.9 million in comparison to the same period in 2004. Diluted earnings per share were $0.22 for the first half of 2005 and $0.23 for the same period in 2004.

OUTSTANDING SHARES

	Six Months Ended June 30 (unaudited)
(in thousands except percentages)	2005	2004	Change	Change
Basic Weighted Average Shares Outstanding	7,950	7,997	(47)	-0.6%
Diluted Weighted Average Shares Outstanding	8,275	8,308	(33)	-0.4%

The weighted average shares outstanding decreased 47 thousand shares or less than 1% from 2004 to 2005. The decrease is primarily attributable to common stock repurchases by the Company during the last two quarters of 2004, partially offset by stock option exercises and the award of restricted stock grants.

The diluted weighted average shares outstanding decreased by 33 thousand shares, or less than 1%, in the first half of 2005 compared to the same period in 2004. This decrease is primarily attributable to common stock repurchases by the Company in the last two quarters of 2004. In addition, the average closing price of the Company’s stock decreased from $12.18 for the first six months of 2004 to $11.74 for the same period of 2005, resulting in fewer dilutive stock options in 2005. The lower share price in 2005 decreased the number of outstanding stock options with exercise prices that were less than the market price of Embrex’s stock (i.e., “in-the-money” stock options). Because only in-the-money stock options are counted in computing diluted weighted average shares outstanding, the lower average closing price for the Company’s common stock in 2005 as compared to 2004 resulted in fewer dilutive stock options being taken into account in 2005.

CONSOLIDATED REVENUES

	Six Months Ended June 30 (unaudited)
(dollars in thousands)	2005	2004	Change	Change
Device revenues	$24,094	$22,553	$1,541	7%
Product sales	1,423	852	571	67%
Other revenues	264	278	(14)	-5%

Total revenues	$25,781	$23,683	$2,098	9%

Consolidated revenues for the first half of 2005 totaled $25.8 million, representing an increase of 9% over revenues of $23.7 million for the same period in 2004.

In the first half of 2005, device lease fees increased 9% or $2.0 million as compared to the first half of the prior year. The increase in device fees is primarily due to an increase in the Inovoject® system customer base, as well as additional Egg Remover® installations. Device revenues also include sales of Inovoject® and Egg Remover® systems to distributors and human flu vaccine manufacturers. The sporadic nature of Inovoject® and Egg Remover® system sales to distributors and human flu vaccine companies may cause variability in revenue and gross profit on an annual and quarterly basis. For the first half of 2005 this variability resulted in a $0.5 million decrease in device sales when compared to the first half of 2004. Overall, device revenues totaled $24.1 million for the first half of 2005 compared to $22.6 million for the same period in 2004, representing a 7% increase year over year.

Product sales increased 67% to $1.4 million in the first half of 2005 as compared to $0.9 million for the same period in 2004, due to increased Bursaplex® sales in Asia that occurred as the effects of avian influenza outbreaks subsided and poultry production in the region increased.

Other revenue remained essentially unchanged from the first six months of 2004 to the same period of 2005. The majority of Other Revenue consists of funding from contract research and development, grant sources and other minor products. The 2005 grant revenue derives from funding from miscellaneous collaborative and development work. The 2004 grant revenue derives primarily from SBIR funding for device development work and other miscellaneous grants.

COST OF REVENUE

Gross margin decreased from 59% in the first six months of 2004 to 57% for the same period of 2005. This is primarily due to changes in the Company’s revenue mix and regional mix, which includes higher product sales, additional recurring device lease fees, particularly in Latin America, as well as lower device sales. Since device sales have a higher gross margin than the Company’s other revenue sources, the lower device sales in first half 2005 contributed to the reduction in gross margin. In addition, inflationary pressure associated with the increase in the cost of stainless steel resulted in an increase in the material costs used for maintaining the Company’s devices and depreciation expenses due to increased capital cost for new devices. These increases could continue to cause gross margins to decrease in the future. Also, downward pressure on device lease fees, upward changes in other input costs, regional and product mix could cause gross margins to decrease in the future.

OPERATING EXPENSES

	Six Months Ended June 30 (unaudited)
(Dollars in thousands)	2005	2004	Change	Change
General & Administrative	$5,268	$4,854	$414	9%
Sales & Marketing	2,195	1,334	861	65%
Research & Development	5,000	4,754	246	5%

Total Operating Expenses	$12,463	$10,942	$1,521	14.0%

Operating expenses totaled $12.5 million for the first six months of 2005 compared to $10.9 million for the same period of 2004. The primary reason for the overall increase was to support growth in Latin American operations and prepare for the Inovocox™ pre-launch activities. Other factors are described below.

General and administrative (“G&A”) expenses were $5.3 million for the first half of 2005, up $0.4 million or 9% compared to the same period of 2004. The increase in G&A expenses over 2004 was primarily due to additional staff-related expenses supporting business growth, as well as a $0.1 million increase in legal fees relating to patents and Sarbanes-Oxley Act compliance. In addition, expense increases relating to accounting fees for internal controls in compliance with the Sarbanes-Oxley Act, restricted stock expense and additional property taxes related to the Embrex Poultry Health manufacturing facility contribute to the increase in G&A expenses.

Sales & Marketing expenses for first-half 2005 were $2.2 million, up $0.9 million compared to the same period in 2004. The expense increase was due to growth of the Global Marketing group to support pre-launch activities of Inovocox™, as well as the continued support of existing products. Additionally, sales and marketing expenses that were previously allocated to cost of revenues in 2004 have been retained in sales and marketing expenses in 2005 due to departmental reorganization.

Research & Development (“R&D”) expenses increased $0.2 million from $4.8 million for the first six months of 2004 to $5.0 million for the same period of 2005. The increase is principally due to increased staff-related expenses and Gender Sort development work.

OTHER INCOME AND EXPENSE

Net other income increased from $0.1 million for the first half of 2004 to $0.2 million for the same period of 2005. This increase is primarily due to 2005 currency translation gains.

Interest income totaled $64 thousand and $41 thousand for the first six months of 2005 and 2004, respectively. This increase is primarily due to interest income received for maintaining higher cash balances in countries outside the U.S. that pay higher interest rates.

Interest expense totaled $25 thousand in the first half of 2005 compared to $16 thousand for the same period of 2004. The increase in interest expense was primarily due to increased usage of the Company’s short-term line of credit to help fund working capital and the start-up of Embrex Poultry Health. Interest costs of $105 thousand and $50 thousand related to the term loan for construction of Embrex Poultry Health are not reflected in the 2005 and 2004 interest expense totals, respectively, as such interest costs are being capitalized as part of the construction cost of the facility.

INCOME TAX EXPENSE

Income taxes totaled $0.7 million for the first half of 2005, a $0.6 million decrease from $1.3 million for the same period in 2004. The reported tax rate for the 2005 first half was 27% in comparison to the 41% reported tax rate for the first half of 2004. The income tax expense was $0.6 million lower in 2005 due primarily to the tax benefit of $0.5 million recorded from the filing of amended tax returns, as well as a decrease of $0.2 million due to the decrease in pre-tax net income as compared to the same period in 2004. The returns were amended to reflect the Company’s claim for the extraterritorial income exclusion in 2001 and 2002. These were partially offset by an income tax expense increase of $0.1 in 2005 due to withholding taxes on increased business activities in non-U.S. markets as compared to the same period in 2004. Withholding taxes are assessed on revenues in non-U.S. markets, regardless of income taxable position. Lastly, the income tax expense decreased $0.2 million in 2005 due to the decrease in pre-tax net income as compared to the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company’s cash and cash equivalents balances totaled $1.9 million compared to $4.5 million at December 31, 2004. The decrease from 2004 to 2005 is primarily attributable to expenditures of $7.3 million for devices and other capital items, as well as a $1.5 million reduction in non-debt current liabilities. Investments in patents and other non-current assets used $0.9 million of cash as well. This was partially offset by $5.2 million provided by net income and non-cash items, such as depreciation and amortization, and a reduction in accounts receivable and other current assets.

During the first six months of 2005, operating activities generated $5.2 million in cash, primarily due to net income, non-cash depreciation, expensing of restricted stock, reductions in accounts receivable and changes in the deferred tax asset. Investing activities, device purchases and other capital expenditures used $8.2 million. Financing activities provided $0.2 million in connection with the issuance of Common Stock related to stock option exercises for $0.4 million, partially offset by repayment of $0.2 million of the current portion of the Company’s construction/term loan.

The Company obtained a $9.0 million construction/term loan from BB&T in August 2003 that was used for building and equipping the Embrex Poultry Health manufacturing facility, located in Scotland County, North Carolina. At June 30, 2005, $8.8 million of the construction/term loan was outstanding.

The Company has a $6.0 million secured revolving line of credit with BB&T, which may be used for working capital purposes. The term of this line of credit was extended to May 2006. The line of credit carries an interest rate of the current LIBOR rate plus 1.60%. At June 30, 2005, the Company had no outstanding borrowings under this credit facility.

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

In May 2004, the Company announced that the Board of Directors authorized a share repurchase program (the “2004 Repurchase Program”) to purchase up to 500,000 of outstanding shares of Common Stock through December 2005, in open market or privately negotiated transactions on or after July 1, 2004. During 2004, the Company purchased 44,350 shares of its Common Stock for $0.6 million at an average price of $12.84 per share under the 2004 program. The Company made no share repurchases during the first six months of 2005.

Based on its current operations, management believes that the Company’s available cash and cash equivalents, together with cash flow from operations and its bank line of credit, will be sufficient to meet its cash requirements as these currently exist. However, Embrex may continue to explore additional alternative funding opportunities with respect to collaborative ventures and product development and will evaluate its cash requirements as appropriate.

RISK FACTORS

If any of the following risks occur, our business, financial condition, or results of operations could be materially adversely affected.

OUR FUTURE GROWTH DEPENDS ON EXPANSION OF INTERNATIONAL REVENUES AND WE WILL BE SUBJECT TO INCREASED RISKS IN THE INTERNATIONAL MARKETPLACE

We estimate that our Inovoject® system inoculates approximately 85% of all eggs produced for the U.S. and Canadian broiler poultry markets. Given this market penetration, we expect only limited growth in the number of system installations and only minor system revenue growth in this market. Additionally, due to our market penetration and the significance of the U.S. and Canadian poultry markets to our revenue, any adverse conditions in these markets could have a material and adverse affect on our revenues. For this reason, we must expand our device installations and product sales in markets outside the United States and Canada in order to realize revenue growth. In 2004, international sales accounted for 34% of our consolidated revenues. In 2003 and 2002, international sales accounted for 32% and 31% of our consolidated revenues, respectively. Revenue growth outside the United States and Canada depends on gaining market acceptance of our devices and in ovo administration of vaccine products in markets outside the United States and Canada to treat prevailing poultry diseases in those markets. Lack of market acceptance of our devices and in ovo products in these markets would materially adversely affect our revenue growth. Our operating expenses associated with operations outside the United States and Canada have historically been relatively higher that similar costs for operations inside the United States and Canada. Accordingly, we believe that international sales may result in decreased gross margins for Embrex.

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

OUR FUTURE GROWTH ALSO DEPENDS ON THE DEVELOPMENT AND MARKET ACCEPTANCE OF NEW PRODUCTS

In addition to international expansion, we need to develop and market new products to continue to generate increased revenues and growth of our business. We currently are developing, both independently and in collaboration with others, various products which address poultry health and performance needs. These products are being designed to be delivered in ovo through the Inovoject® system or in conjunction with the Inovoject® system, and are in various stages of development. We may increase, decrease or eliminate funding for any product under development at any time depending on our assessment of its priorities, its available funding, the probability that the product can be successfully commercialized, potential return on investment and other factors. There is no guarantee that any new products will be successfully developed and marketed. In addition, we have not initiated the regulatory approval process for some of these potential products, and we cannot assure you that regulatory approval will be obtained. Our inability to develop new products or any delay in our development of them may materially adversely affect our revenue growth. Because of a number of factors, a new product may not reach the market without lengthy delays, if at all. Some of the factors that may affect our development and marketing of new products include the following:

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

We have developed and commercialized two devices that work with the Inovoject® system: the Egg Remover® and Vaccine Saver®. The Egg Remover® can also be used without an Inovoject® system in specific situations where customers do not need injection services. These two devices have had initial success, however, there is no guarantee that acceptance of these devices will continue to grow.

Embrex has initiated the United States Department of Agriculture (“USDA”) regulatory approval process with respect to our in ovo coccidiosis vaccine, Inovocox™. Although this product has begun the regulatory review process, there is no assurance that USDA approval will be obtained. Marketing this product in non-U.S. countries will require us to pursue separate approvals from their regulatory agencies. We completed construction of a vaccine manufacturing facility, Embrex Poultry Health, in the first quarter of 2004 to commercially produce the Inovocox™ vaccine. Construction costs for Embrex Poultry Health to date are approximately $12.9 million. In addition to USDA approval for Inovocox™, our coccidiosis vaccine manufacturing facility must receive a separate USDA approval to manufacture the Inovocox™ vaccine. We cannot assure you that the facility will receive USDA approval to manufacture Inovocox™. Delays in obtaining either product or manufacturing facility approvals may materially adversely affect our marketing of, and our ability to receive revenues from, Inovocox™. Additionally, even if we receive USDA product and facility approvals, we cannot assure you that Inovocox™ supplies will be available, be sold in commercial quantities or that product sales will be sufficient to offset our investment in development of the product and construction of the Inovocox™ vaccine manufacturing facility.

We have developed and commercialized antigen-antibody complex, or AAC, technology that we use in our Bursaplex® vaccine. Bursaplex® has been sold in commercial quantities during the past six years, however, there is no assurance that supplies will be available or that the product will continue to be sold in commercial quantities.

In May 2003, the USDA provided regulatory approval of Newplex™, our in ovo Newcastle Disease vaccine, within the United States. Newplex™ vaccine is also based on AAC technology. We are now seeking regulatory approval for Newplex™ in key markets worldwide. Although we have received approval to sell Newplex™ in six countries, there is no assurance that other registrations will be granted, supplies will be available, or that Newplex™ will be sold in commercial quantities.

There can be no assurance that we will successfully complete the development and commercialization of any new products or that such products if developed and commercialized, will meet revenue and profit expectations.

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

WE FACE RISKS OF COMPETITION AND CHANGING TECHNOLOGY

The Inovoject® system uses a process that was patented in the United States by the USDA in 1984. We held the exclusive license to the Sharma Patent until June 2002, when the Sharma Patent expired. With the expiration of the Sharma Patent, competitive in ovo delivery systems are being developed and marketed. Embrex is aware of four companies that are marketing in ovo injection systems to poultry companies. Although there has not been widespread commercial acceptance of any of these competing systems, we are aware of direct competition for customers and limited commercial placements by some of these companies. Additionally, the contracts we currently have with several of our customers allow them to evaluate these competitive systems and products. Competition could result in lower prices for our products, reduced demand for our products, and a corresponding reduction in our ability to recover development, engineering, manufacturing and service costs. Also, a significant portion of our revenues comes from a relatively small number of customers. If we lose one or more large customers due to competition, our revenues could be significantly lower. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

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

WE FACE RISKS RELATED TO COMPLIANCE WITH LAWS IMPACTING CORPORATE GOVERNANCE AND FINANCIAL REPORTING STANDARDS

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission, Nasdaq and the Public Company Accounting Oversight Board, have required changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, have materially increased our legal and financial compliance costs and made many activities more time-consuming and more burdensome. The costs of compliance with these laws, rules and regulations have adversely affected our financial results. Moreover, we run the risk of non-compliance which could adversely affect our financial condition or results of operations or the trading price of our stock. For example, when conducting our assessment of internal control over financial reporting pursuant to Section 404 for the fiscal year ended December 31, 2004, we identified a material weakness in our internal controls in the area of accounting for income taxes. Although we are taking steps to address this material weakness, there is no assurance that we will be successful in remedying the material weakness or preventing future material weaknesses. In addition, if our increased international revenues in certain markets results in the revenues of certain of our subsidiaries in those markets comprising 10% or more of our consolidated revenues, it will be necessary for those subsidiaries to also implement applicable internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. There is no assurance that we would be able to implement such internal control over financial reporting on a timely basis. Thus, there is a risk that any such subsidiary could lack adequate internal control over financial reporting, resulting in a material weakness with respect to Embrex’s consolidated internal control over financial reporting.

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

General Risks Associated with Reliance on Contract Manufacturers

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

Inovoject® and Egg Remover® Systems

We rely on Precision Automation Company, Inc., or Precision, to fabricate all of our Inovoject® and Egg Remover® systems. While other machine fabricators exist and have constructed limited numbers of Inovoject® systems, we do not currently have alternative sources for production of either the Inovoject® or Egg Remover® systems. If Precision is unable to carry out its manufacturing obligations to our satisfaction, we may be unable to obtain alternative manufacturing, or to obtain such manufacturing on commercially reasonable terms or on a timely basis. Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for Inovoject® and Egg Remover® system installations and delay receipt of revenues from those installations.

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

If SPAFAS, Select or LAHI is unable to carry out its respective manufacturing obligations (described above) to our satisfaction, we may be unable to obtain alternative manufacturing, or to obtain such manufacturing on commercially reasonable terms or on a timely basis. A change of supplier for the Company could materially adversely affect our future operating results due to the time it would take a new supplier to obtain regulatory approval by the USDA of its production process or manufacturing facilities. Current regulatory approvals in foreign countries are or will be based on product manufactured with AAC as manufactured by SPAFAS or Bursaplex® as manufactured by Select or Newplex™ as manufactured by LAHI. A change of manufacturer would result in the need to reapply for regulatory approval in those countries and may lead to suspended sales of that product until new approvals could be secured. Any delays in securing new approvals would have a material adverse effect on our revenues and growth prospects. We cannot guarantee that we would be able to secure new approvals in every country or that such approvals would be granted in a timely fashion.

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

THE LOSS OF KEY CUSTOMERS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

Historically, a significant portion of our revenues has come from a relatively small number of customers. Tyson Foods, Inc. accounted for approximately 18% and 20% of our consolidated 2004 and 2003 revenues, respectively. During 1997, Tyson extended its contract with Embrex through 2004 and then entered into a short-term contract in May 2005. Our top three customers, including Tyson, accounted for approximately 36% and 37% of our consolidated 2004 and 2003 revenues, respectively. We expect a similar level of customer concentration to continue in future years. The poultry market is highly concentrated, with the largest poultry producers dominating the market. For example, in 2004, Tyson supplied approximately 22% of all broilers grown in the United States. The concentration of our revenues with these large customers means factors affecting those customers also will impact our revenues and earnings. If we lose a large customer and fail to add new customers to replace lost revenues, our operating results will be materially and adversely affected. Also, if these customers reduce the number of eggs they incubate at hatcheries, we will receive lower device revenues since our fees are based on the number of eggs injected.

IF WE LOSE THE PROTECTION OF OUR PATENTS AND PROPRIETARY RIGHTS, OUR FINANCIAL RESULTS COULD SUFFER

Importance and Limitations of Patent and Proprietary Rights Protections

Some of our products and processes used to produce our products involve proprietary rights, including patents. We own some of the technologies employed in these processes, and some are owned by others and licensed to us. The Inovoject® system utilizes a process that was patented by the USDA in the United States. We held an exclusive license to the Sharma Patent, which expired in June 2002. We have supplemented the Sharma Patent with additional U.S. and foreign patents and have submitted additional patent applications covering specific design features of the Inovoject® system, as well as Embrex’s Egg Remover® system and Vaccine Saver® option. Our competitors or potential competitors may have filed for or received United States and foreign patents and may obtain additional patents and proprietary rights relating to in ovo technology, vaccines, uses and/or processes which may compete with our existing products and our products under development. Accordingly, we cannot assure you that our patent applications will result in patents being issued or that, if issued, the claims under our patents will afford protection against competitors with similar technology. We cannot be sure that others will not obtain patents of different technology that we would need to license or circumvent in order to practice our inventions. Even though we strive to take appropriate action to protect our intellectual property, there is a risk that competitive systems currently being developed and marketed could gain acceptance in the United States or elsewhere.

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

Embrex v. Breuil S.A. and New Tech Solutions, Inc.

In December 2003, we filed suit in the U.S. District Court for the Eastern District of North Carolina against Breuil S.A. of Landivisiau, France, and New Tech Solutions, Inc. of Gainesville, GA, asserting patent infringement. We allege that each of the defendants’ development of candling and in ovo selective injection devices, designed to compete with our patented Inovoject® system injection with Vaccine Saver® option and Egg Remover® system, infringes two of our patents related to our proprietary apparatus and methods for distinguishing live eggs from infertile or “dead” eggs and for selectively injecting specific eggs identified as suitable for inoculation as well as the apparatus performing this function. We seek injunctive relief and monetary damages and have asked for a jury trial. The defendants have denied infringement and alleged that our two patents are invalid. Because of this lawsuit, our results of operations have been impacted and will continue to be impacted by the costs of pursuing this litigation. Moreover, there can be no assurance we will prevail in our claims against Breuil S.A. or New Tech Solutions, Inc. Even if the court finds in our favor, we have no assurances that any damage award will exceed our costs of pursuing this litigation or that we would be able to collect any damages from either defendant.

Embrex v. Avitech, LLC

In August 2004, we filed suit in the U.S. District Court for the Middle District of North Carolina against Avitech, LLC of Hebron, Maryland asserting patent infringement. We allege that Avitech’s injection system, designed to compete with Embrex’s patented Inovoject® system, infringes one of the our patents related to our proprietary apparatus and methods for accurately and precisely injecting eggs to the same depth and location when the eggs are of varying sizes and may be presented to the injection apparatus in somewhat different orientations. We seek injunctive relief and monetary damages and have asked for a jury trial. The defendant has denied that the North Carolina court has jurisdiction and has moved to dismiss or, in the alternative, for transfer to the United States District Court in Maryland. We opposed the defendant’s motion and assert that the North Carolina court has jurisdiction. The court heard oral argument on the motion, and advised that the court will issue an opinion. If the defendant’s motion is resolved in our favor, the lawsuit will proceed in the North Carolina court. Because of this lawsuit, our results of operations have been impacted and will continue to be affected by the costs of pursuing this litigation. Moreover, there can be no assurance we will prevail in our claims against Avitech, LLC. Even if the court finds in our favor, we have no assurances that any damage award will exceed our costs of pursuing this litigation or that we would be able to collect any damages from the defendant.

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

GOVERNMENT REGULATION AND THE NEED FOR REGULATORY APPROVAL MAY ADVERSELY AFFECT OUR BUSINESS

Regulatory approval required in various areas of our business may materially adversely affect our operations. The primary emphasis of these requirements is to assure the safety and effectiveness of our products. While the use of the Inovoject® system is not subject to regulatory approval in the United States, it may require regulatory approval by foreign agencies. Also, research and development activities and the investigation, manufacture and sale of poultry health products are subject to regulatory approval in the United States by either the USDA or the United States Food & Drug Administration, or FDA, and state agencies, as well as by foreign agencies. Obtaining regulatory approval is a lengthy, costly and uncertain process. Approval by the USDA generally takes 1 to 3 years, while approval by the FDA may take 5 or more years. The Company currently has no products under development which would require approval by the FDA. Various problems may arise during the regulatory approval process and may have an adverse impact on our operations. Changes in the policies of U.S. and foreign regulatory bodies could increase the time required to obtain regulatory approval for each new product. Delays in obtaining approval may materially adversely affect the marketing of, and the ability to receive revenues and royalties from, products developed by us. There is no assurance that any future products developed by us or by our collaborative partners will receive regulatory approval without lengthy delays, if at all. Even when approved, regulators may impose limitations on the uses for which the product may be marketed and may continue to review a product after approving it for marketing. Regulators may impose restrictions and sanctions, including banning the continued sale of the product, if they discover problems with the product or its manufacturer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential loss arising from adverse changes in market rates and prices. The Company’s primary market risk exposure is in changes in foreign currency exchange rates. Approximately 34%, 32% and 31% of Embrex’s revenues for the years ended 2004, 2003 and 2002, respectively, were derived from our operations outside the United States. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. From 2003 to 2004, the British pound and euro each strengthened 8% against the U.S. dollar and to a lesser extent select Latin American currencies also strengthened against the U.S. dollar. If average exchange rates during the second-quarter of 2005 had remained the same as the average exchange rates for these currencies during the same period of 2004, then the Company’s 2005 revenues would have been approximately $25.4 million instead of $25.8 million representing a year-to-year growth rate of 8% as compared to the actual exchange-adjusted growth rate of 9%.

Accumulated currency translation adjustments recorded as a separate component (addition) of shareholders’ equity were $0.4 million at June 30, 2005 as compared with $0.2 million at December 31, 2004. This $0.2 million change was mainly attributable to the depreciating U.S. dollar with respect to currencies in which the Company has an exchange rate risk. Since our Latin American subsidiaries have grown substantially, the exchange rate change between the U.S. dollar and Brazilian Real were the primary contributors to the $0.2 million change in currency translation adjustments. To date, the Company has not utilized any derivative financial instruments or other hedging instruments to affect this exposure.

In addition to currency translation risk, the Company is subject to transaction risk. Transaction risk is the risk of potential loss arising from adverse changes in exchange rates from the date invoices are issued until the receipts are collected. Most of Embrex’s transaction risk resides in the Company’s largest subsidiary, Embrex Europe, where accrued revenues are recorded in the functional currency, British pounds. However, most of Embrex Europe’s revenues are invoiced in U.S. dollars or euros. When revenues are collected, there is a risk that changes in the respective exchange rates could cause the amount collected (when converted to British pounds) to be less than originally accrued. As the Company’s business grows in other markets, such as Brazil, we expect that transaction and translation risk may increase in these markets.

As of June 30, 2005, the Company’s exposure to market risk for a change in interest rates is related solely to debt outstanding under the term loan used for construction and equipping of the Inovocox™ manufacturing facility. At June 30, 2005, the variable-rate debt outstanding that is exposed to fluctuations in the market rate of interest under this term loan totaled $8.8 million. The definitive extent of the Company’s interest rate risk under this term loan is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. Based on the current balance outstanding, an increase in the LIBOR rate of 100 basis points would increase the Company’s annualized interest expense by approximately $0.1 million.

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

Internal Control Over Financial Reporting

The Company made no changes in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ending June 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, other than as described below.

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

The Company has taken certain steps to improve procedures for the preparation and review of the Company’s accounting for income taxes, including the engagement of external tax expertise. To date, the Company has contracted with an independent third-party accounting firm with domestic and international tax expertise, as well as another independent firm to provide tax return preparation services.

During the second quarter of fiscal 2005, the Company implemented changes to its internal controls designed to improve its internal controls structure in the area of information technology (“IT”). The changes included further segregation of responsibilities within the IT area, the preparation of additional change control documentation, and revisions to various policies and procedures relating to the IT area. The Company is evaluating additional steps to take, including the hiring of additional personnel and outside consultants to enhance segregation of responsibilities.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of patent infringement proceedings initiated by the Company and related legal proceedings, see the Company’s Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 15, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not	applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 19, 2005, the Annual Meeting of Shareholders was held and the following matter was submitted to the shareholders for a vote. There were 7,676,274 shares represented at the meeting in person or by proxy and set forth below is a brief description of the matter voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes. There were no broker non-votes or abstentions regarding the election of directors.

Election of Board of Directors:

Director	Votes For	Votes Withheld	Totals
C. Daniel Blackshear	6,575,779	1,100,495	7,676,274
David Castaldi	6,604,210	1,072,064	7,676,274
Peter J. Holzer	6,604,601	1,071,673	7,676,274
Ganesh M. Kishore, Ph.D.	6,605,043	1,071,231	7,676,274
John E. Klein	6,602,510	1,073,764	7,676,274
Randall L. Marcuson	6,544,073	1,132,201	7,676,274

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2005

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