Form 10-Q
period 2005-09-30
EMBREX INC /NC/
filed 2005-11-01
CIK 878725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

Commission File No. 000-19495

Embrex, Inc.

(Exact name of registrant as specified in its charter)

North Carolina	56-1469825
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1040 Swabia Court, Durham, NC	27703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone no. including area code: (919) 941-5185

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of Common Stock, $0.01 par value, outstanding as of October 25, 2005 was 8,133,241.

EMBREX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Embrex, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

(*Unaudited)

	September 30, 2005*	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$2,321	$4,469
Restricted cash	114	115
Accounts receivable – trade, net	7,665	7,816
Inventories:
Materials and supplies	2,479	2,107
Product	1,595	1,448
Current deferred tax asset	899	706
Other current assets	1,293	2,846

Total Current Assets	16,366	19,507

Land	147	147

Devices under construction	3,449	3,055

Devices	52,299	47,379
Less accumulated depreciation	(32,604)	(31,864)

	19,695	15,515

Plant and Equipment	31,318	28,953
Less accumulated depreciation and amortization	(10,893)	(9,704)

	20,425	19,249

Other Assets
Intangible assets (net of accumulated amortization of $651 in 2005 and $538 in 2004)	5,198	4,025
Long-term deferred tax asset	163	949
Other long-term assets	187	133

Total Other Assets	5,548	5,107

Total Assets	$65,630	$62,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities

Accounts payable	$667	$887
Accrued expenses	4,393	5,351
Deferred revenue	219	145
Product warranty accrual	149	136
Current portion of long-term debt	509	514
Current portion of capital lease obligations	9	7

Total Current Liabilities	5,946	7,040

Long-term debt, less current portion	8,209	8,516
Capital Lease Obligations, less current portion	13	2

Shareholders’ Equity
Common Stock, $0.01 par value per share:
Authorized - 30,000,000 shares; Issued and outstanding – 8,061,116 net of 1,674,666 treasury shares and 7,921,605 net of 1,674,666 treasury shares at September 30, 2005 and December 31, 2004, respectively	96	95
Additional paid-in capital	67,211	64,938
Accumulated other comprehensive income	680	196
Deferred compensation	(1,559)	(725)
Retained earnings	4,881	2,365
Treasury stock	(19,847)	(19,847)

Total Shareholders’ Equity	51,462	47,022

Total Liabilities and Shareholders’ Equity	$65,630	$62,580

See accompanying notes.

Embrex, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenues
Device revenues	$12,415	$11,944	$36,509	$34,496
Product sales	721	703	2,144	1,556
Other revenue	192	118	456	396

Total Revenues	13,328	12,765	39,109	36,448

Cost of Device Revenues and Product Sales	5,631	5,132	16,611	14,742

Gross Profit	7,697	7,633	22,498	21,706

Operating Expenses
General and administrative	2,941	2,631	8,209	7,484
Sales and marketing	1,020	713	3,215	2,046
Research and development	2,677	2,768	7,677	7,522

Total Operating Expenses	6,638	6,112	19,101	17,052

Operating Income	1,059	1,521	3,397	4,654

Other Income (Expense)
Interest income	44	23	108	65
Interest expense	(3)	(10)	(28)	(26)
Foreign currency gain	50	5	227	109

Total Other Income	91	18	307	148

Income Before Income Tax Expense	1,150	1,539	3,704	4,802
Income Tax Expense	490	769	1,188	2,113

Net Income	$660	$770	$2,516	$2,689

Net Income per share of Common Stock:
Basic	$0.08	$0.10	$0.32	$0.34
Diluted	$0.08	$0.09	$0.30	$0.32

Number of Shares Used in Per Share Calculation:
Basic	8,010	7,919	7,970	7,969
Diluted	8,340	8,290	8,294	8,313

See accompanying notes.

Embrex, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30
	2005	2004
Operating Activities

Net income	$2,516	$2,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,725	4,291
Loss on sale of fixed assets	103	82
Change in restricted cash	1	91
Change in deferred tax asset	593	760
Restricted stock amortization	458	178
Changes in operating assets and liabilities:
Accounts receivable, inventories and other current assets	1,304	(607)
Accounts payable, accrued expenses, deferred revenue and warranty accrual	(1,091)	35

Net Cash Provided By Operating Activities	8,609	7,519

Investing Activities
Purchases of devices, equipment, furniture and fixtures	(10,487)	(8,862)
Cash proceeds from sale of devices, equipment, furniture and fixtures	20	42
Investment in patents and other non-current assets	(1,338)	(1,158)

Net Cash Used In Investing Activities	(11,805)	(9,978)

Financing Activities
Issuance of common stock	863	580
Drawdown/(Repayment) of short-term debt	—	(738)
Drawdown/(Repayment) of long-term debt, capital lease obligations and other long-term liabilities	(298)	2,238
Repurchase of common stock	—	(3,498)

Net Cash Provided By (Used In) Financing Activities	565	(1,418)

Decrease in cash and cash equivalents	(2,631)	(3,877)
Currency translation adjustments	483	27
Cash and cash equivalents at beginning of period	4,469	9,629

Cash And Cash Equivalents At End Of Period	$2,321	$5,779

See accompanying notes.

FORM 10-Q

September 30, 2005

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd., Inovoject do Brasil Ltda., Embrex Poultry Health, LLC, Embrex de Mexico S. de R.L. de C.V. and Vaccination Services S. de R.L. de C.V. (“Embrex” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

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

Revenue Recognition

Revenues for devices subject to lease agreements are recognized based on eggs processed during the period in accordance with lease terms. Device and product sales are recognized upon delivery, which is when title passes to the customer. Contract research revenue is recognized as services are performed or as milestones are met over the term of the contract. Grant revenue is recognized when expenses related to the specific grants are incurred. Revenue received, but not yet earned, is classified as deferred revenue. The revenue section of the consolidated statements of operations divides revenues into three sections: device revenues, which include device lease fees and device sales; product sales, which include sales of Bursaplex®; and other revenues, which includes income derived from contract research and development, grant sources and other minor products.

Allowance for Uncollectible Accounts

To date, the Company has not experienced any material collection issues for trade accounts receivable. However, based on a review of cumulative balances, industry experience and the current economic environment, the Company currently reserves from approximately 2% to 4% of trade accounts receivable, depending on the credit terms in various markets, as an allowance for uncollectible accounts. In addition, adjustments due to the financial stability of individual customers will affect the overall percentage reserved. Once the Company determines an account is uncollectible, it writes off the receivable balance against the reserve. Accounts are written-off based on individual circumstances and only after all reasonable efforts of collection have been exhausted. The consolidated balance reserved for uncollectible accounts as of September 30, 2005 was $0.3 million, which represents 4% of the trade accounts receivable balance at September 30, 2005. The reserve amount has decreased $0.1 million since December 31, 2004.

Warranty Accruals

To date, the Company has not experienced any material device or product warranty issues in excess of amounts reserved. Based on the sale and lease of devices and sale of products, the Company has established a reserve for future claims. The reserve is based on the estimated damages that a customer would experience if an Inovoject® system or batch of Bursaplex® should fail to perform to product specifications. The consolidated balance reserved for warranties as of September 30, 2005 was $0.1 million.

Inventory Obsolescence

To date, the Company has not experienced any material inventory obsolescence. However, based on a percentage of the current product and device parts inventory levels, the Company has established a reserve against future device parts obsolescence due to technological improvements and limited shelf life of product inventories. The percentage used to calculate the reserve is based on a historical percentage rate adjusted for anticipated technological advances on devices and shelf life of existing vaccine product inventories. The consolidated balance reserved for product and parts obsolescence as of September 30, 2005 was $0.3 million.

Deferred Tax Assets

The Company records deferred tax assets based upon amounts that are more likely than not to be realized. Based on the Company’s recent profitability and belief that 2005 will result in an overall profit, the Company has recorded net current and long-term deferred tax assets of $1.1 million. The Company’s net deferred tax assets include a valuation allowance for two items that the Company may not be able to realize in future periods. The two items are research and development tax credits and deferred tax assets in a foreign subsidiary. This determination is based, in part, on historical operating performance as well as the likelihood of future income in the near term at certain foreign subsidiaries. The valuation allowance will be reduced when the Company believes that the likelihood of realizing the deferred tax asset is more likely than not. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. However, in the event the Company was to determine that it would not be able to realize its net recorded deferred tax asset in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

Employee Fringe Benefit Plan Accrual

The Company has established a reserve related to Embrex’s employee fringe benefit plan. The most significant component of the accrual is the amount reserved for the employee self-insured health plan. The amount of the reserve is based on management’s estimate of future employee health claims. The reserve covers expected short-term claims and is based on historical data adjusted for major events. The net balance reserved for the employee self-insured health plan as of September 30, 2005 was $0.2 million.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R), a revision of SFAS 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB 25”), and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for the beginning of the first interim or annual period beginning after December 31, 2005. Therefore, the Company plans to adopt SFAS 123(R) on January 1, 2006. The Company is currently evaluating the two fair value pricing methods permitted by SFAS 123(R) and has not selected a final fair value pricing model nor determined the impact such model will have on the Company’s financial statements.

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

STOCK-BASED COMPENSATION

The Company’s stock plans (the “Plans”) are designed to provide incentives to eligible employees, officers, and directors in the form of awards of stock, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options. The Company accounts for the Plans under the recognition and measurement principles of APB 25 and related interpretations. No stock-based employee compensation cost is reflected in net income with respect to options granted under current plans, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Net income does reflect the cost of restricted stock awards granted, which are amortized over the respective vesting periods for such awards. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) for all awards granted (in thousands, except per share amounts):

		Three Months Ended September 30 (unaudited)		Nine Months Ended September 30 (unaudited)
		2005	2004	2005	2004
Net income, as reported		$660	$770	$2,516	$2,689
Add:	Non-cash stock-based compensation included in net income, net of related tax effects	86	28	283	99
Deduct:	Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(204)	(199)	(705)	(760)

Pro forma net income		$542	$599	$2,094	$2,028

Earnings per share:
	Basic—as reported	$0.08	$0.10	$0.32	$0.34
	Basic—pro forma	$0.07	$0.08	$0.26	$0.25

	Diluted—as reported	$0.08	$0.09	$0.30	$0.32
	Diluted—pro forma	$0.07	$0.07	$0.25	$0.24

The table regarding stock-based compensation expense and pro-forma net income presented under Note 2 to the Company’s interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the second quarter 2005 that was filed with the Securities and Exchange Commission on August 2, 2005, inadvertently contained incorrect information. The correct information is reflected in the following table:

		Three Months Ended June 30 (unaudited)		Six Months Ended June 30 (unaudited)
		2005	2004	2005	2004
Net income, as reported		$1,246	$806	$1,856	$1,915
Add:	Non-cash stock-based compensation included in net income, net of related tax effects	151	37	197	71
Deduct:	Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(315)	(201)	(501)	(551)

Pro forma net income		$1,082	$642	$1,552	$1,435

Earnings per share:
	Basic—as reported	$0.16	$0.10	$0.23	$0.24
	Basic—pro forma	$0.14	$0.08	$0.20	$0.18

	Diluted—as reported	$0.15	$0.10	$0.22	$0.23
	Diluted—pro forma	$0.13	$0.08	$0.19	$0.17

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

Note 4 – Plant and Equipment

Plant and equipment are recorded at cost. Depreciation is computed principally by using straight-line methods over the estimated useful lives of the assets placed in service, generally three to seven years. The Company’s total depreciation expense for the nine-months ended September 30, 2005 and 2004, including devices, plant and equipment, was $4.6 million and $4.2 million, respectively. Plant and equipment, at cost, consist of (in thousands):

(*unaudited)	September 30, 2005*	December 31, 2004
Plant and equipment
Buildings and equipment	$1,437	$745
Construction in progress	13,080	12,063
Leasehold improvements	5,590	5,529
Furniture, office and lab equipment, other	8,866	8,542
Vehicles	2,345	2,074

Total Plant and equipment	$31,318	$28,953
Less: accumulated depreciation	(10,893)	(9,704)

Net Plant and equipment	$20,425	$19,249

Note 5 – Intangible Assets

The Company capitalizes legal costs incurred in conjunction with the application for and filing of U.S. patents on internally developed technology, as well as the costs incurred to acquire exclusive licenses of U.S. patents. Exclusive license agreements are amortized over the period of the license, and patents are amortized over the shorter of the useful or legal life of the patent. In some cases, patent infringement lawsuit expenses are capitalized, and then amortized using the straight-line method upon successful defense and over the remaining life of the related patent. Trademarks and Goodwill are not amortized, but analyzed for impairment annually. In the third quarter of 2005, approximately $0.3 million of expenses related to patent infringement lawsuits were capitalized. As of September 30, 2005, an aggregate of $1.8 million of legal expenses related to patent infringement lawsuits currently pending were capitalized. If the lawsuits covered by these expenses are not resolved in the Company’s favor, either via settlement or judgment by the applicable court, the capitalized cost will be expensed at the time of resolution. In addition, capitalized costs incurred to obtain patents on internally developed technology would be expensed at the time the Company decides to abandon a patent application or a patent is denied. The Company’s total amortization expense of intangible assets for the nine-month periods ended September 30, 2005 and 2004 was $0.1 million for both periods. Net intangible assets consist of (in thousands):

(*unaudited)	September 30, 2005*	December 31, 2004
Intangible assets
Patents and exclusive patent licenses	4,394	$3,189
Goodwill	605	655
Trademarks	157	140
Other intangibles	42	41

Net intangible assets	$5,198	$4,025

Note 6 – 401(k) Retirement Savings Plan

The Company has a 401(k) Plan which is available to all U.S. based employees who are at least 18 years of age. Employer contributions are voluntary at the discretion of the Company.

Historically, under its 401(k) Plan, Embrex has based participant and employer contributions on participants’ salary. Recently, Embrex discovered that the 401(k) Plan documents prepared by its third party administrator provide (and Embrex believes incorrectly) that other elements of compensation be included when determining the appropriate contributions. Embrex believes that it always has been the intent that contributions be based only on salary. Embrex intends to seek approval to conform the Plan document retroactively to its intent and practice. Should this relief not be granted, Embrex believes it would be required to make additional contributions to the Plan for participants who had not already reached the maximum contribution. Embrex is unable to estimate at this time the amount of additional contributions that potentially could be required and for what time periods.

Note 7 - Income Tax Expense

The reported tax rate for third quarter 2005 was 43% in comparison to the 50% reported tax rate for third quarter 2004. The year-to-date reported tax rate for the period ended September 30, 2005 was 32% in comparison to the 44% reported tax rate for the same period in 2004. The reported tax rate for third quarter 2005 decreased over the same period in 2004 due to a lower estimated income tax rate attributable to the extraterritorial income exclusion. For the nine months ended September 30, 2005, tax expense decreased over the same period in 2004 due primarily to the tax benefit of $0.5 million recorded from the filing of amended tax returns for 2001 and 2002 in the second quarter of 2005. The returns were amended to reflect the Company’s claim for the extraterritorial income exclusion. The filings of these amended returns represent discrete events that provided the Company tax benefits in the second quarter of 2005. The reported tax rates for the nine months ended September 30, 2005 would have been 45% if the tax returns were not amended.

In the third quarter of 2005, withholding taxes accounted for 10 percentage points of the 43% tax rate, and U.S. and non-U.S. income taxes represented the remaining 33 percentage points. In the same period of 2004, the 50% reported tax rate included 6 percentage points of withholding tax and 44 percentage points due to income taxes. Withholding taxes are assessed on revenues in certain non-U.S. markets, regardless of income taxable position.

In the first nine months of 2005, withholding taxes accounted for 12 percentage points of the 32% tax rate, and U.S. and non-U.S. income taxes represented the remaining 20 percentage points. In the same period of 2004, the 44% reported tax rate included 6 percentage points of withholding tax and 38 percentage points due to income taxes.

Note 8 - Net Income Per Share

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30 (unaudited)		Nine Months Ended September 30 (unaudited)
	2005	2004	2005	2004
Numerator:

Net Income	$660	$770	$2,516	2,689

Denominator:

Denominator for basic net income per share—weighted-average	8,010	7,919	7,970	7,969
Effect of Dilutive Securities:
Stock Options and Restricted Stock Grants	330	371	324	344

Denominator for diluted net income per share—adjusted weighted-average shares and assumed option exercises	8,340	8,290	8,294	8,313

Basic net income per share	$0.08	$0.10	$0.32	$0.34

Diluted net income per share	$0.08	$0.09	$0.30	$0.32

Note 9 - Comprehensive Income

FASB Statement No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for reporting and display of comprehensive income and its components in the financial statements. In accordance with SFAS 130, the Company has determined total comprehensive income, net of tax, for the three months ended September 30, 2005 and 2004 to be $0.9 million and $1.0 million, respectively. For the nine months ended September 30, 2005 and 2004, the Company’s total comprehensive income, net of tax, is determined to be $3.0 million and $2.7 million, respectively. The Company’s total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented as summarized below (in thousands):

	Three Months Ended September 30 (unaudited)		Nine Months Ended September 30 (unaudited)
	2005	2004	2005	2004
Net Income	$660	$770	$2,516	$2,689
Currency Translation Adjustments	259	254	483	27

Comprehensive Income	$919	$1,024	$2,999	$2,716

Note 10 - Segments

The Company operates in a single segment. The table below presents the Company’s operations by geographic area (in thousands):

(* unaudited)	Three Months Ended September 30		Nine Months Ended September 30
	2005 *	2004 *	2005 *	2004 *
U.S. Revenue:
Device Revenues	$8,084	$8,255	$24,435	$24,014
Product Sales	-0-	-0-	-0-	12
Other Revenues	154	95	364	331

Total United States Revenues	$8,238	$8,350	$24,799	$24,357

International Revenue:
Device Revenues	$4,331	$3,688	$12,074	$10,482
Product Sales	721	703	2,144	1,544
Other Revenues	38	23	92	65

Total International Revenues	$5,090	$4,415	$14,310	$12,091

Consolidated Revenues	$13,328	$12,765	$39,109	$36,448

	September 30, 2005 *	December 31, 2004
Total Assets:

United States	$50,150	$48,613
International	15,480	13,967

Total	$65,630	$62,580

Note 11 - Debt

The Company obtained a $9.0 million construction/term loan from its bank, Branch Banking and Trust Company (“BB&T”), in August 2003, to be used for construction and equipping of Embrex Poultry Health, LLC, the Company’s Inovocox™ vaccine manufacturing facility located in Scotland County, North Carolina. The interest rate of the loan is based on the one-month LIBOR rate plus 1.65%. The loan has a term of 138 months or 11.5 years with payments of interest only for the first 18 months. Principal repayment on the loan began in March 2005 at the end of the interest only period and equal monthly installments of principal plus interest are payable over the remainder of the loan term. At September 30, 2005, $8.7 million of the construction/term loan was outstanding.

Note 12 – Commitments and Contingencies

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

The Company operates in multiple tax jurisdictions and significant judgment is required in determining its worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Although the Company believes its approach to determining its various tax provisions is reasonable, no assurance can be given that the final outcome will not be materially different than that which is reflected in the Company’s historical income tax provision and accruals upon review by taxing authorities. Management believes that adequate amounts of tax and related interest and penalties, if any, have been reserved for any adjustments that may result from years open to examination from taxing authorities. As of September 30, 2005, $1.3 million has been reserved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Information set forth in this Quarterly Report on Form 10-Q contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements represent the Company’s judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “plan,” “intend,” “target,” “anticipate,” “estimate,” “believe,” or “continue,” or the negative thereof or other variations thereof or comparable terminology. Any forward-looking statements the Company makes are as of the date made, and the Company has no duty to update them if views later change.

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

INTRODUCTION

Embrex, the In Ovo Company®, is an international biotechnology company engaged in the development of innovative in ovo solutions that meet the needs of the global poultry industry. The Company derives most of its global revenues from lease fees for the number of eggs processed by its Inovoject® systems. Other revenue sources for the Company come from lease fees related to its Egg Remover® systems and Vaccine Saver® option installations. In addition to these sources, the Company may sell each of these devices to distributors under special circumstances in selected countries and to human flu vaccine manufacturers. Revenues from these sources are categorized as device revenues in the Company’s financial statements. Another source of revenue for the Company is product sales, which currently consist of sales of Bursaplex®, an in ovo vaccine for infectious bursal disease. The Company also derives some revenues from contract research and development, grant sources and other minor products. The Company’s cost of revenues is primarily attributable to the costs of supporting the

Company’s devices at customer locations around the world. These costs include the labor, travel and parts necessary to ensure proper biological and mechanical operation, as well as maintenance of Embrex’s devices located at hatcheries of the Company’s customers. These costs also include associated depreciation, as well as sales and property tax expenses. The Company has also built the Embrex Poultry Health, LLC (Embrex Poultry Health or “EPH”) vaccine manufacturing facility. Subject to product and plant facility approval by the United States Department of Agriculture (“USDA”), the facility will be used to produce Inovocox™, an in ovo vaccine for the control of coccidiosis.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and 2004

CONSOLIDATED NET INCOME

(dollars in thousands except per share amounts)

	Three Months Ended September 30 (unaudited)
	2005	2004	Change	Change
Total Revenue	$13,328	$12,765	$563	4%
Gross Profit	$7,697	$7,633	$64	1%
Operating Income	$1,059	$1,521	$(462)	-30%
Net Income	$660	$770	$(110)	-14%
Earnings per share – basic	$0.08	$0.10	$(0.02)	-20%
Earnings per share – diluted	$0.08	$0.09	$(0.01)	-11%

Consolidated net income for the third quarter of 2005 decreased to $0.7 million as compared to the third quarter of 2004 net income of $0.8 million. Diluted earnings per share were $0.08 for third quarter 2005 and $0.09 for the same period in 2004. The decrease in third quarter 2005 net income as compared to the same period in 2004 was primarily due to increases in operating expenses to support growth in Latin American operations and prepare for the Inovocox™ pre-launch. This was partially offset by a 36% decrease in income tax expense. See “Income Tax Expense” below.

OUTSTANDING SHARES

(in thousands except percentages)

	Three Months Ended September 30 (unaudited)
	2005	2004	Change	Change
Basic Weighted Average Shares Outstanding	8,010	7,919	91	1%
Diluted Weighted Average Shares Outstanding	8,340	8,290	50	1%

The basic weighted average shares outstanding increased 91 thousand shares, or 1%, from third quarter 2004 to the same period in 2005. The diluted weighted average shares outstanding increased by 50 thousand shares, or less than 1%, in the third quarter of 2005 compared to the same period in 2004. These increases are primarily attributable to stock option exercises and the award of restricted stock grants, offset partially by common stock repurchases in the last quarter of 2004.

CONSOLIDATED REVENUES

(dollars in thousands)

	Three Months Ended September 30 (unaudited)
	2005	2004	Change	Change
Device revenues	$12,415	$11,944	$471	4%
Product sales	721	703	18	3%
Other revenues	192	118	74	63%

Total revenues	$13,328	$12,765	$563	4%

Consolidated revenues for the third quarter of 2005 totaled $13.3 million, representing an increase of 4% over revenues of $12.8 million for the same period in 2004.

The 2005 third quarter device revenues include device lease fees derived from single- and multi-year contracts, and paid trials. These recurring fees generally contribute more than 90% of the device revenue in most quarters. In the third quarter of 2005, recurring device lease fees increased 4% or $0.5 million more than the third quarter of 2004. The increase in recurring device lease fees is primarily due to an increase in the Inovoject® system customer base, particularly in Latin America, as well as additional Egg Remover® installations. Device revenues also include sales of Inovoject® and Egg Remover® systems to distributors and human flu vaccine manufacturers. The sporadic nature of Inovoject® and Egg Remover® system sales to distributors and human flu vaccine companies may cause variability in revenue and gross profit on an annual and quarterly basis. For the third quarter of 2005, device sales were unchanged at $0.3 million when compared to same period of 2004. Overall, device revenues totaled $12.4 million for the third quarter of 2005 compared to $11.9 million for the same period in 2004, representing a 4% increase year over year.

Product sales consisted of revenues from sales of Bursaplex®, the Company’s proprietary vaccine for avian infectious bursal disease (IBD). Bursaplex® is a product that uses the Company’s AAC technology (antigen-antibody complex) technology. To date, approval to sell Bursaplex® has been received in 30 countries and is pending in four countries. Currently, Bursaplex® vaccine is being marketed in most of the countries where regulatory approval has been obtained. Regulatory approvals are being sought in various Latin American, Middle Eastern and Asian markets for in ovo and post-hatch use of Bursaplex® vaccine.

Product sales increased 3% to $0.7 million in the 2005 third quarter as compared to the same period in 2004. Although product sales have not been negatively impacted, the Company continues to have a concern that the ongoing uncertainty of challenging conditions, to date primarily in the Asian market, may continue for the rest of 2005. This concern is based on the ongoing avian influenza outbreaks that may disrupt poultry production levels, as well as consumption in, and exports from, the region and perhaps elsewhere in the world. This may also result in decreased injection activity. Embrex will continue to monitor developments and intends to take appropriate steps as necessary.

Other revenue, which consists mainly of contract research and development, grant sources and other minor products, increased 63% or $74 thousand for third quarter 2005 in comparison to the same period of 2004. The 2005 grant revenue derives from funding from miscellaneous collaborative and development work. Two additional grants were received in third quarter 2005, contributing to the increase in other revenue over 2004 third quarter. The 2004 grant revenue derives primarily from federal government Small Business Innovation Research (“SBIR”) funding for device development work and other miscellaneous grants.

COST OF REVENUE

Gross margin decreased two percentage points to 58% for third quarter 2005 compared to 60% for the same period of 2004. This is primarily due to changes in the Company’s revenue mix and regional mix, which includes additional recurring device lease fees, particularly in Latin America, as well as higher material costs. Gross margin associated with operations outside the United States and Canada, particularly for device leases, has historically been lower than for operations inside the United States and Canada.

Inflationary pressure from the increase in the cost of stainless steel resulted in an increase in the cost of parts used for maintaining the Company’s devices, as well as increased depreciation expenses due to higher capital cost for new devices. These increases, as well as increased depreciation expenses the Company incurs as fully depreciated devices are replaced with new devices, could continue to cause gross margins to decrease in the future. Also, downward pressure on device lease fees, upward changes in other input costs, and regional and product mix could cause gross margins to decrease in the future.

OPERATING EXPENSES

(dollars in thousands)

	Three Months Ended September 30 (unaudited)
	2005	2004	Change	Change
General & Administrative	$2,941	$2,631	$310	12%
Sales & Marketing	1,020	713	307	43%
Research & Development	2,677	2,768	(91)	-3%

Total Operating Expenses	$6,638	$6,112	$526	9%

Operating expenses totaled $6.6 million for the third quarter of 2005 compared to $6.1 million for the same period of 2004. The contributing factors are described below.

General and administrative (“G&A”) expenses were $2.9 million for the third quarter 2005, an increase of $0.3 million over the same period of 2004. This is primarily due to increases in staff-related and third-party expenses to support business growth in Latin America, restricted stock grant expense, accounting fees related to Sarbanes-Oxley Act compliance, state franchise taxes, and additional property taxes related to Embrex Poultry Health.

Sales & Marketing expenses were $1.0 million during third quarter 2005, an increase of 43% or $0.3 million over the same period in 2004. The expense increase was due to growth of the Marketing group to assist with pre-launch activities of Inovocox™, growth in Latin America, and the continued support of existing products. Additionally, sales and marketing expenses that were previously allocated to cost of revenues in 2004 have been retained in sales and marketing expenses in 2005 due to the fact that certain sales and marketing expenses are now related to the support rather than the sale of the Company’s products.

Research & Development (“R&D”) expenses were $2.8 million in the third quarter of 2004 and decreased $0.1 million to $2.7 million in the third quarter of 2005. The Company’s overall research and development expenses reflect expenditures incurred in three distinct departments:

The first of these, R&D, is responsible for expenditures associated with the work on our product portfolio, particularly Newplex™ vaccine and Inovocox™, the in ovo coccidiosis vaccine. R&D expenses decreased 2% from $1.3 million in the third quarter 2004 to $1.2 million for the same period of 2005, due primarily to lower contract R&D expense.

The second of these, Global Product Development & Supply (“GPDS”), is responsible for development and testing of commercial machine devices and supply of biological products. GPDS expenses decreased $0.2 million from $0.9 million in third quarter 2004 to $0.7 million for third quarter 2005. This reduction is primarily due to the Company’s previously announced decision at the beginning of the third quarter of 2005 to scale back on the Gender Sort project.

The third is Engineering and Manufacturing, which makes design modifications and improvements to the Inovoject® and Egg Remover® systems, as well as the Vaccine Saver® option. Beginning in 2004, start-up manufacturing costs associated with Embrex Poultry Health were captured in Engineering and Manufacturing expenses. Operating expenses for this department increased from $0.6 million for third quarter 2004 to $0.8 million for third quarter 2005.

OTHER INCOME AND EXPENSE

Net other income increased $73 thousand from $18 thousand in third quarter 2004 to $91 thousand for the same period in 2005.

Interest income totaled $44 thousand for third quarter 2005, a $21 thousand increase over the same period in 2004. Interest expense totaled $3 thousand, a $7 thousand decrease in comparison to the same period in 2004. Interest costs of $114 thousand and $50 thousand related to the term loan for construction of Embrex Poultry Health are not reflected in the 2005 and 2004 interest expense totals, respectively, as such interest costs are being capitalized as part of the construction cost of the facility. These costs will begin to be amortized once the facility is granted its USDA license.

INCOME TAX EXPENSE

Income taxes totaled $0.5 million for third quarter 2005, a $0.3 million decrease from $0.8 million for the same period in 2004. The reported tax rate for 2005 third quarter was 43% in comparison to the 50% reported tax rate of third quarter 2004. The reported tax rate of 43% for the third quarter 2005 is higher than the highest U.S. statutory rate primarily due to withholding taxes on revenue derived from foreign sources. The income tax expense decreased in 2005 due primarily to the lower estimated income tax rate for 2005 because of the extraterritorial income exclusion, but also because of the decrease in pre-tax net income as compared to the same period in 2004.

Nine Months Ended September 30, 2005 and 2004

CONSOLIDATED NET INCOME

(dollars in thousands except per share amounts)

	Nine Months Ended September 30 (unaudited)
	2005	2004	Change	Change
Total Revenue	$39,109	$36,448	$2,661	7%
Gross Profit	$22,498	$21,706	$792	4%
Operating Income	$3,397	$4,654	$(1,257)	-27%
Net Income	$2,516	$2,689	$(173)	-6%
Earnings per share – basic	$0.32	$0.34	$(0.02)	-6%
Earnings per share – diluted	$0.30	$0.32	$(0.02)	-6%

Consolidated net income for the first nine months of 2005 was $2.5 million, which decreased $0.2 million from $2.7 million in the same period in 2004. The decrease is mainly attributed to start-up of Embrex Poultry Health and preparation of the Inovocox™ pre-launch activities. This resulted in lower diluted earnings per share of $0.30 for the first nine months of 2005 compared to $0.32 for the same period in 2004.

OUTSTANDING SHARES

(in thousands except percentages)

	Nine Months Ended September 30 (unaudited)
	2005	2004	Change	Change
Basic Weighted Average Shares Outstanding	7,970	7,969	1	0.1%
Diluted Weighted Average Shares Outstanding	8,294	8,313	(19)	-0.2%

The weighted average shares outstanding increased one thousand shares from 2004 to 2005, which is less than 1%. The increase is primarily attributable to stock option exercises and the award of restricted stock grants, partially offset by common stock repurchases by the Company during the last quarter of 2004.

The diluted weighted average shares outstanding decreased by 19 thousand shares, or less than 1%, in the first nine months of 2005 compared to the same period in 2004. This decrease is primarily attributable to common stock repurchases by the Company in the last quarter of 2004. In addition, the average closing price of the Company’s stock decreased from $12.55 for the first nine months of 2004 to $11.88 for the same period of 2005, resulting in fewer dilutive stock options in 2005. The lower share price in 2005 decreased the number of outstanding stock options with exercise prices that were less than the market price of Embrex’s stock (i.e., “in-the-money” stock options). Because only in-the-money stock options are counted in computing diluted weighted average shares outstanding, the lower average closing price for the Company’s common stock in 2005 as compared to 2004 resulted in fewer dilutive stock options being taken into account in 2005.

CONSOLIDATED REVENUES

(dollars in thousands)

	Nine Months Ended September 30 (unaudited)
	2005	2004	Change	Change
Device revenues	$36,509	$34,496	$2,013	6%
Product sales	2,144	1,556	588	38%
Other revenues	456	396	60	15%

Total revenues	$39,109	$36,448	$2,661	7%

Consolidated revenues for the first nine months of 2005 totaled $39.1 million, representing an increase of 7% over revenues of $36.4 million for the same period in 2004.

In the first nine months of 2005, device lease fees increased 8% or $2.5 million as compared to the first nine months of the prior year. The increase in device fees is primarily due to an increase in the Inovoject® system customer base, as well as additional Egg Remover® installations. Device revenues also include sales of Inovoject® and Egg Remover® systems to distributors and human flu vaccine manufacturers. The sporadic nature of Inovoject® and Egg Remover® system sales to distributors and human flu vaccine companies may cause variability in revenue and gross profit on an annual and quarterly basis. For the first nine months of 2005 this variability resulted in a $0.5 million decrease in device sales when compared to the first nine months of 2004. Overall, device revenues totaled $36.5 million for the first nine months of 2005 compared to $34.5 million for the same period in 2004, representing a 6% increase year over year.

Product sales increased 38% to $2.1 million in the first nine months of 2005 as compared to $1.6 million for the same period in 2004. This increase is mainly due to increased Bursaplex® sales in Asia that occurred as the effects of avian influenza outbreaks subsided and poultry production in the region increased. In addition, product sales increased in Latin America as product registrations were obtained in certain Latin American markets.

Other revenue increased from $0.4 million in the first nine months of 2004 to $0.5 million for the same period of 2005. The majority of other revenue consists of funding from contract research and development, grant sources and other minor products. The 2005 grant revenue is funding for miscellaneous collaborative and development work, including SBIR funding. The 2004 grant revenue was from similar sources.

COST OF REVENUE

Gross margin decreased from 60% in the first nine months of 2004 to 58% for the same period of 2005. This is primarily due to changes in the Company’s revenue mix and regional mix, which includes higher product sales, additional recurring device lease fees, particularly in Latin America, as well as lower device sales. Since device sales have a higher gross margin than the Company’s other revenue sources, the lower device sales in first nine months 2005 contributed to the reduction in gross margin. In addition, gross margin associated with operations outside the United States and Canada, particularly for device leases, has historically been lower than for operations inside the United States and Canada.

In addition, inflationary pressure associated with the increase in the cost of stainless steel resulted in an increase in the material costs used for maintaining the Company’s devices and depreciation expenses due to increased capital cost for new devices. These increases, as well as increased depreciation expenses the Company incurs as fully depreciated devices are replaced with new devices, could continue to cause gross margins to decrease in the future. Also, downward pressure on device lease fees, upward changes in other input costs, and regional and product mix could cause gross margins to decrease in the future.

OPERATING EXPENSES

(Dollars in thousands)

	Nine Months Ended September 30 (unaudited)
	2005	2004	Change	Change
General & Administrative	$8,209	$7,484	$725	10%
Sales & Marketing	3,215	2,046	1,169	57%
Research & Development	7,677	7,522	155	2%

Total Operating Expenses	$19,101	$17,052	$2,049	12%

Operating expenses totaled $19.1 million for the first nine months of 2005 compared to $17.1 million for the same period of 2004. The primary reason for the overall increase was to support growth in Latin American operations and prepare for the Inovocox™ pre-launch activities. These and other factors are described below.

General and administrative (“G&A”) expenses were $8.2 million for the first nine months of 2005, up $0.7 million or 10% compared to the same period of 2004. The increase in G&A expenses over 2004 was primarily due to additional staff-related expenses supporting business growth in Latin America, restricted stock grant expense and increased accounting fees for internal controls in compliance with the Sarbanes-Oxley Act. In addition, state franchise taxes, as well as additional property taxes related to the Embrex Poultry Health manufacturing facility contributed to the increase in G&A expenses.

Sales & Marketing expenses for first-nine months of 2005 were $3.2 million, up $1.2 million compared to the same period in 2004. The primary reason for the overall increase was growth of the Marketing group to assist with expansion in Latin American operations, pre-launch activities of Inovocox™, and the continued support of existing products. Additionally, sales and marketing expenses that were previously allocated to cost of revenues in 2004 have been retained in sales and marketing expenses in 2005 due to the fact that certain sales and marketing expenses are now related to the support rather than the sale of the Company’s products.

Research & Development (“R&D”) expenses increased $0.2 million from $7.5 million for the first nine months of 2004 to $7.7 million for the same period of 2005. The increase is principally due to increased staff-related expenses and Gender Sort development work. Most of the Gender Sort expenses occurred in the first half of the year before the project was scaled back, which occurred at the beginning of the third quarter. Some $0.5 million of Embrex Poultry Health expenses representing manufacturing costs for Inovocox™ pre-licensing serials were capitalized in June 2005 as part of a construction-in-process asset and will be depreciated over the useful life of the facility.

OTHER INCOME AND EXPENSE

Net other income increased from $0.1 million for the first nine months of 2004 to $0.3 million for the same period of 2005. This increase is primarily due to realized foreign currency translation gains in 2005, as well as an increase in interest income.

Interest income totaled $108 thousand and $65 thousand for the first nine months of 2005 and 2004, respectively. This increase is primarily due to interest income received for maintaining higher cash balances in countries outside the U.S. that pay higher interest rates.

Interest expense totaled $28 thousand in the first nine months of 2005 compared to $26 thousand for the same period of 2004. The increase in interest expense was primarily due to increased usage of the Company’s short-term line of credit to help fund working capital and the start-up of Embrex Poultry Health. Interest costs of $318 thousand and $179 thousand related to the term loan for construction of Embrex Poultry Health are not reflected in the 2005 and 2004 interest expense totals, respectively, as such interest costs are being capitalized as part of the construction cost of the facility.

INCOME TAX EXPENSE

Income taxes totaled $1.2 million for the first nine months of 2005, a $0.9 million decrease from $2.1 million for the same period in 2004. The year-to-date reported tax rate for the period ended September 30, 2005 was 32% in comparison to the 44% reported tax rate for the same period of 2004. The lower income tax expense in 2005 was mainly due to the tax benefit of $0.5 million recorded from the filing of amended tax returns, as well as a $0.5 million tax reduction due to the decrease in pre-tax net income as compared to the same period in 2004. The returns were amended to reflect the Company’s claim for the extraterritorial income exclusion in 2001 and 2002. These were partially offset by an income tax expense increase of $0.1 million in 2005 due to withholding taxes on increased business activities in non- U.S. markets as compared to the same period in 2004. Withholding taxes are assessed on revenues in non-U.S. markets, regardless of income taxable position.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company’s cash and cash equivalents balances totaled $2.3 million compared to $4.5 million at December 31, 2004, of which $1.8 million and $1.2 million were held in operations outside the U.S in each respective period. The decrease from 2004 to 2005 is primarily attributable to expenditures of $11.8 million for devices and other capital items and investments in patents and other non-current assets, as well as a $1.1 million reduction in non-debt current liabilities. This was partially offset by $10.0 million provided by net income and non-cash items, such as depreciation and amortization, and a reduction in accounts receivable and other current assets.

During the first nine months of 2005, operating activities generated $8.6 million in cash, primarily due to net income, non-cash depreciation, expensing of restricted stock grants, reductions in accounts receivable and changes in the deferred tax asset. Investing activities, device purchases and other capital expenditures used $11.8 million. Financing activities provided $0.6 million primarily due to the issuance of Common Stock related to stock option exercises and employee stock purchase plan (“ESPP”) exercises for $0.9 million, partially offset by repayment of $0.3 million of the current portion of the Company’s construction/term loan.

The Company obtained a $9.0 million construction/term loan from BB&T in August 2003 that was used for building and equipping the Embrex Poultry Health manufacturing facility, located in Scotland County, North Carolina. At September 30, 2005, $8.7 million of the construction/term loan was outstanding.

The Company has a $6.0 million secured revolving line of credit with BB&T, which may be used for working capital purposes. The term of this line of credit was extended to May 2006. The line of credit carries an interest rate of the current LIBOR rate plus 1.60%. At September 30, 2005, the Company had no outstanding borrowings under this credit facility.

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

In May 2004, the Company announced that the Board of Directors authorized a share repurchase program (the “2004 Repurchase Program”) to purchase up to 500,000 of outstanding shares of Common Stock through December 2005, in open market or privately negotiated transactions on or after July 1,

2004. During 2004, the Company purchased 44,350 shares of its Common Stock for $0.6 million at an average price of $12.84 per share under the 2004 Repurchase Program. The Company made no share repurchases during the first nine months of 2005.

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

OUR FUTURE GROWTH DEPENDS ON EXPANSION OF INTERNATIONAL REVENUES AND WE WILL BE SUBJECT TO INCREASED RISKS IN THE INTERNATIONAL MARKETPLACE

We estimate that our Inovoject® system inoculates approximately 85% of all eggs produced for the U.S. and Canadian broiler poultry markets. Given this market penetration, we expect only limited growth in the number of system installations and only minor system revenue growth in this market. Additionally, due to our market penetration and the significance of the U.S. and Canadian poultry markets to our revenue, any adverse conditions in these markets could have a material and adverse affect on our revenues. For this reason, we must expand our device installations and product sales in markets outside the United States and Canada in order to realize revenue growth. In 2004, international sales accounted for 34% of our consolidated revenues. In 2003 and 2002, international sales accounted for 32% and 31% of our consolidated revenues, respectively. Revenue growth outside the United States and Canada depends on gaining market acceptance of our devices and in ovo administration of vaccine products in markets outside the United States and Canada to treat prevailing poultry diseases in those markets. Lack of market acceptance of our devices and in ovo products in these markets would materially adversely affect our revenue growth. Our operating expenses associated with operations outside the United States and Canada have historically been relatively higher as a percentage of revenues than similar costs for operations inside the United States and Canada. Accordingly, we believe that international sales may result in decreased gross margins for Embrex.

International sales are also subject to a variety of risks, including risks arising from the following:

•	exchange rate risks, tariffs, trade barriers and taxes;

•	adverse changes in local investment or exchange control regulations, potential restrictions on the flow of international capital, and the possibility of confiscatory taxation, price controls or the taking or modification of our property rights by a country in the exercise of its sovereignty;

•	economic and political conditions beyond our control, including country-specific conditions such as political instability, government corruption and civil unrest;

•	the risk that we may not be granted a renewal license due to regulatory changes or other reasons with respect to current product registrations in certain foreign countries that are subject to periodic re-registration; and

•	trade restrictions and economic embargoes imposed by the United States and other countries.

OUR FUTURE GROWTH ALSO DEPENDS ON THE DEVELOPMENT AND MARKET ACCEPTANCE OF NEW PRODUCTS

In addition to international expansion, we need to develop and market new products to continue to generate increased revenues and growth of our business. We currently are developing, both independently and in collaboration with others, various products which address poultry health and performance needs. These products are being designed to be delivered in ovo through the Inovoject® system or in conjunction with the Inovoject® system, and are in various stages of development. We may increase, decrease or eliminate funding for any product under development at any time depending on our assessment of priorities, available funding, the probability that the product can be successfully commercialized, potential return on investment and other factors. There is no guarantee that any new products will be successfully developed and marketed. In addition, we have not initiated the regulatory approval process for some of these potential products, and we cannot assure you that regulatory approval will be obtained. Our inability to develop new products or any delay in our development of these may materially adversely affect our revenue growth. Because of a number of factors, a new product may not reach the market without lengthy delays, if at all. Some of the factors that may affect our development and marketing of new products include the following:

•	our research and evaluations of compounds and new technologies may not yield product opportunities;

•	potential products may involve extensive and time-consuming clinical trials to demonstrate safety and effectiveness, and the results of such trials are uncertain;

•	potential products may require collaborative partners and we may be unable to identify partners or enter into arrangements on terms acceptable to us;

•	we may not be able to produce or contract for the manufacture of new products at a cost or in quality or quantities necessary to make them commercially viable;

•	domestic and international regulatory approval of these products may not be obtained or may be obtained only with lengthy delays;

•	we may not be able to secure additional financing that may be needed to bring a potential product to market;

•	we may experience unexpected safety, regulatory or efficacy concerns with respect to marketed products, whether or not scientifically justified, leading to adverse public reaction, product recalls, withdrawals or declining sales;

•	marketing products developed jointly with other parties may require royalty payments or other payments by us to our co-developers, which may materially adversely affect our profitability;

•	we may be unable to accurately predict market requirements and evolving standards; and

•	we may not be able to attract and retain sufficient numbers of qualified development personnel.

We have developed and commercialized two devices that work with the Inovoject® system: the Egg Remover® and Vaccine Saver®. The Egg Remover® can also be used without an Inovoject® system in specific situations where customers do not need injection services. These two devices have had initial success; however, there is no guarantee that acceptance of these devices will continue to grow.

Embrex has initiated the United States Department of Agriculture (“USDA”) regulatory approval process with respect to our in ovo coccidiosis vaccine, Inovocox™. Although this product is in the regulatory review process, there is no assurance that USDA approval will be obtained. Marketing this product in non-U.S. countries will require us to pursue separate approvals from their regulatory agencies. We completed construction of a vaccine manufacturing facility, Embrex Poultry Health, in the first quarter of 2004 to commercially produce the Inovocox™ vaccine. Construction costs for Embrex Poultry Health to date are approximately $12.9 million. In addition to USDA approval for Inovocox™, our coccidiosis vaccine manufacturing facility must receive a separate USDA approval to manufacture the Inovocox™ vaccine. We cannot assure you that the facility will receive USDA approval to manufacture Inovocox™. Delays in obtaining either product or manufacturing facility approvals may materially adversely affect our marketing of, and our ability to receive revenues from, Inovocox™. Additionally, even if we receive USDA product and facility approvals, we cannot assure you that Inovocox™ supplies will be available, that Inovocox™ will be sold in commercial quantities, or that product sales will be sufficient to offset our investment in development of the product and construction of the Inovocox™ vaccine manufacturing facility.

We have developed and commercialized antigen-antibody complex, or AAC, which is technology that we use in our Bursaplex® vaccine. Bursaplex® has been sold in commercial quantities during the past six years and we currently have approval to sell it in thirty countries. However, there is no assurance that supplies will continue to be available or that the product will continue to be sold in commercial quantities.

In May 2003, the USDA provided regulatory approval of Newplex™, our in ovo Newcastle Disease vaccine, within the United States. Newplex™ vaccine is also based on AAC technology. We are now seeking regulatory approval for Newplex™ in key markets worldwide. Although we have received approval to sell Newplex™ in seven countries, there is no assurance that other registrations will be granted, that supplies will be available, or that Newplex™ will be sold in commercial quantities.

There can be no assurance that we will successfully complete the development and commercialization of any new products, or that any of these new products will meet revenue and profit expectations if developed and commercialized.

ECONOMIC FACTORS AFFECTING OUR CUSTOMERS MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS

Our revenues principally come from leases and sales to the poultry industry. If there is a general economic decline in that industry, our operations and financial condition could be materially and adversely affected. Also, domestic and global economic factors beyond our control may adversely impact our customers and, as a result, our revenues and earnings. Examples of these factors include the following:

•	fluctuations in the prices of energy and poultry feed;

•	disease outbreaks that adversely affect poultry production, including avian influenza;

•	market demand for poultry products, including the supply and pricing of alternative proteins;

•	costs to comply with applicable laws and regulations, including those relating to environmental protection, food safety, market regulation and genetically modified organisms or ingredients;

•	product recalls and related adverse publicity and consumer reaction;

•	access to foreign markets together with foreign economic conditions, including currency fluctuations and trade restrictions; and

•	the extent to which our cost of products and operating expenses increase faster than contractual price adjustments with our customers.

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

WE FACE RISKS OF COMPETITION AND CHANGING TECHNOLOGY

The Inovoject® system uses a process that was patented in the United States by the USDA in 1984. We held the exclusive license to the Sharma Patent until June 2002, when the Sharma Patent expired. With the expiration of the Sharma Patent, competitive in ovo delivery systems are being developed and marketed. Embrex is aware of four companies that are marketing in ovo injection systems to poultry companies. Although there has not been widespread commercial acceptance of any of these competing systems, we are aware of direct competition for customers and limited commercial placements by some of these companies, including with some of our customers. Increased competition could result in lower prices for our products, reduced demand for our products, and a corresponding reduction in our ability to recover development, engineering, manufacturing and service costs. Also, a significant portion of our revenues comes from a relatively small number of customers. If we lose one or more large customers due to competition, our revenues could be significantly lower. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

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

WE FACE RISKS RELATED TO COMPLIANCE WITH LAWS IMPACTING CORPORATE GOVERNANCE AND FINANCIAL REPORTING STANDARDS

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission, Nasdaq and the Public Company Accounting Oversight Board, have required changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, have materially increased our legal and financial compliance costs and made many activities more time-consuming and more burdensome. The costs of compliance with these laws, rules and regulations have adversely affected our financial results. Moreover, we run the risk of non-compliance, which could adversely affect our financial condition or results of operations or the trading price of our stock. For example, when conducting our assessment of internal control over financial reporting pursuant to Section 404 for the fiscal year ended December 31, 2004, we identified a material weakness in our internal controls in the area of accounting for income taxes. Although we are taking steps to address this material weakness, there is no assurance that we will be successful in remedying the material weakness or preventing future material weaknesses. These laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time as regulatory and governing bodies provide new guidance, which could result in continuing uncertainty regarding compliance matters. In addition, as our international operations continue to grow and foreign operations become financially significant, it will be necessary for those foreign subsidiaries to meet requirements for internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Due to the limited staffing at many of our foreign

(*unaudited)	September 30, 2005*	December 31, 2004
Intangible assets
Patents and exclusive patent licenses	4,394	$3,189
Goodwill	605	655
Trademarks	157	140
Other intangibles	42	41

Net intangible assets	$5,198	$4,025

subsidiaries, there is no assurance that we would be able to meet requirements for internal control over financial reporting, particularly requirements for segregation of duties. Thus, there is a risk that any such subsidiary could lack adequate internal control over financial reporting, which could result in a material weakness with respect to Embrex’s overall internal control over financial reporting.

WE FACE THE RISK THAT WE MAY NEED TO MAKE ADDITIONAL CONTRIBUTIONS TO OUR 401(K) PLAN

Historically, under its 401(k) Plan, Embrex has based participant and employer contributions on participants’ salary. Recently, Embrex discovered that the 401(k) Plan documents prepared by its third party administrator provide (and Embrex believes incorrectly) that other elements of compensation be included when determining the appropriate contributions. Embrex believes that it always has been the intent that contributions be based only on salary. Embrex intends to seek approval to conform the Plan document retroactively to its intent and practice. Should this relief not be granted, Embrex believes it would be required to make additional contributions to the Plan for participants who had not already reached the maximum contribution. Embrex is unable to estimate at this time the amount of additional contributions that potentially could be required and for what time periods. Embrex is not able to predict whether any additional contributions would have a material and adverse affect on its historical or future financial statements.

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

WE DO NOT MANUFACTURE MOST OF OUR DEVICES OR ANY OF OUR VACCINE PRODUCTS, AND ARE DEPENDENT ON ONE CONTRACT MANUFACTURER FOR INOVOJECT® AND EGG REMOVER® DEVICES AND ANOTHER CONTRACT MANUFACTURER FOR AAC PRODUCTION. WE ARE ALSO DEPENDENT ON SINGLE CONTRACT MANUFACTURERS FOR PRODUCTION OF BOTH BURSAPLEX® AND NEWPLEX™

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

Currently our supplier for Bursaplex® is Merial Select, Inc., or Select, a Merck and Sanofi-Aventis company, and our supplier of Newplex™ is Lohmann Animal Health International, or LAHI. The manufacture of all vaccine products must be performed in licensed facilities, under approved regulatory methods. As the USDA licensed manufacturers of record, Select holds the USDA permit for Bursaplex® and LAHI holds the USDA permit for Newplex™. Although there are other manufacturers that may be capable of manufacturing avian viral vaccines, we do not currently have alternative sources for production of either product.

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

Embrex v. Breuil S.A. and New Tech Solutions, Inc.

In December 2003, we filed suit in the U.S. District Court for the Eastern District of North Carolina against Breuil S.A. of Landivisiau, France, and New Tech Solutions, Inc. of Gainesville, GA, asserting patent infringement. We allege that each of the defendants’ development of candling and in ovo selective injection devices, designed to compete with our patented Inovoject® system injection with Vaccine Saver® option and Egg Remover® system, infringes two of our patents related to our proprietary apparatus and methods for distinguishing live eggs from infertile or “dead” eggs and for selectively injecting specific eggs identified as suitable for inoculation as well as the apparatus performing this function. We seek injunctive relief and monetary damages and have asked for a jury trial. The defendants have denied infringement and alleged that our two patents are invalid. Fact discovery is nearly completed. The Court has conducted a Markman hearing to determine the meaning and scope of the patent claims. The issuance of the Markman opinion by the court is pending. Because of this lawsuit, our results of operations have been impacted and will continue to be impacted by the costs of pursuing this litigation. Moreover, there can be no assurance we will prevail in our claims against Breuil S.A. or New Tech Solutions, Inc. Even if the court finds in our favor, we have no assurances that any damage award will exceed our costs of pursuing this litigation or that we would be able to collect any damages from either defendant.

Embrex v. Avitech, LLC

In August 2004, we filed suit in the U.S. District Court for the Middle District of North Carolina against Avitech, LLC of Hebron, Maryland asserting patent infringement. We allege that Avitech’s injection system, designed to compete with Embrex’s patented Inovoject® system, infringes one of our patents related to our proprietary apparatus and methods for accurately and precisely injecting eggs to the same depth and location when the eggs are of varying sizes and may be presented to the injection apparatus in somewhat different orientations. We seek injunctive relief and monetary damages and have asked for a jury trial. The defendant denied that the North Carolina court has jurisdiction and has moved to dismiss or, in the alternative, for transfer to the United States District Court in Maryland. We opposed the defendant’s motion and asserted that the North Carolina court has jurisdiction. The court heard oral argument on the motion, recently granted the defendant’s motion in part, and transferred the case to the U.S. District Court for the District of Maryland, Northern Division where Avitech filed a complaint against Embrex for a declaratory judgment of alleged patent invalidity, patent noninfringement and patent unenforceability, and monetary damages based on an alleged antitrust claim. Because of this lawsuit, our results of operations have been impacted and will continue to be affected by the costs of pursuing this litigation. Moreover, there can be no assurance we will prevail in our claims against Avitech, or that we will be able to successfully defend against Avitech’s claims. Even if the court finds in our favor, we have no assurances that any damage award will exceed our costs of pursuing this litigation or that we would be able to collect any damages from the defendant.

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

GOVERNMENT REGULATION AND THE NEED FOR REGULATORY APPROVAL MAY ADVERSELY AFFECT OUR BUSINESS

Regulatory approval required in various areas of our business may materially adversely affect our operations. The primary emphasis of these requirements is to assure the safety and effectiveness of our products. While the use of the Inovoject® system is not subject to regulatory approval in the United States, it may require regulatory approval by foreign agencies. Also, research and development activities and the investigation, manufacture and sale of poultry health products are subject to regulatory approval in the United States by either the USDA or the United States Food & Drug Administration, or FDA, and state agencies, as well as by foreign agencies. Obtaining regulatory approval is a lengthy, costly and uncertain process. Approval by the USDA generally takes 1 to 3 years, while approval by the FDA may take 5 or more years. The Company currently has no products under development that would require approval by the FDA. Various problems may arise during the regulatory approval process and may have an adverse impact on our operations. Changes in the policies of U.S. and foreign regulatory bodies could increase the time required to obtain regulatory approval for each new product. Delays in obtaining approval may materially adversely affect the marketing of, and the ability to receive revenues and royalties from, products developed by us. There is no assurance that any future products developed by us or by our collaborative partners will receive regulatory approval without lengthy delays, if at all. Even when approved, regulators may impose limitations on the uses for which the product may be marketed and may continue to review a product after approving it for marketing. Regulators may impose restrictions and sanctions, including banning the continued sale of the product, if they discover problems with the product or its manufacturer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential loss arising from adverse changes in market rates and prices. The Company’s primary market risk exposure is in changes in foreign currency exchange rates. Approximately 34%, 32% and 31% of Embrex’s revenues for the years ended 2004, 2003 and 2002, respectively, were derived from our operations outside the United States. Our consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between foreign currencies and the U.S. dollar will affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. From 2004 to 2005, the British pound and euro depreciated 9% and 13%, respectively, against the U.S. dollar, however, select Latin American currencies strengthened against the U.S. dollar, particularly the Brazilian Real. If average exchange rates during the third quarter of 2005 had remained the same as the average exchange rates for these currencies during the same period of 2004, then the Company’s 2005 revenues would have been approximately $38.5 million instead of $39.1 million representing a year-to-year growth rate of 6% as compared to the actual exchange-adjusted growth rate of 7%.

Accumulated currency translation adjustments recorded as a separate component (addition) of shareholders’ equity were $0.5 million at September 30, 2005 as compared with $0.2 million at December 31, 2004. This $0.3 million change was mainly attributable to the depreciating U.S. dollar with respect to currencies in which the Company has an exchange rate risk. Since our Latin American operations have grown substantially, the exchange rate change between the U.S. dollar and Brazilian Real were the primary contributors to the $0.3 million change in currency translation adjustments. To date, the Company has not utilized any derivative financial instruments or other hedging instruments to affect this exposure.

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

As of September 30, 2005, the Company’s exposure to market risk for a change in interest rates is related solely to debt outstanding under the term loan used for construction and equipping of the Inovocox™ manufacturing facility. At September 30, 2005, the variable-rate debt outstanding that is exposed to fluctuations in the market rate of interest under this term loan totaled $8.7 million. The definitive extent of the Company’s interest rate risk under this term loan is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. Based on the current balance outstanding, an increase in the LIBOR rate of 100 basis points would increase the Company’s annualized interest expense by approximately $0.1 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Vice President, Finance and Administration (the Company’s Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. The Company made no changes in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ending September 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, other than as described below.

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

During the third quarter of fiscal 2005, the Company continued to implement changes to its internal controls designed to improve its internal controls structure in the area of information technology (“IT”). The changes included further segregation of responsibilities within the IT area, the preparation of additional change control documentation, and revisions to various policies and procedures relating to the IT area. The Company is evaluating additional steps to take, including the hiring of additional personnel and outside consultants to enhance segregation of responsibilities.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In December 2003, we filed suit in the U.S. District Court for the Eastern District of North Carolina against Breuil S.A. of Landivisiau, France, and New Tech Solutions, Inc. of Gainesville, GA, asserting patent infringement. We allege that each of the defendants’ development of candling and in ovo selective injection devices, designed to compete with our patented Inovoject® system injection with Vaccine Saver® option and Egg Remover® system, infringes two of our patents related to our proprietary apparatus and methods for distinguishing live eggs from infertile or “dead” eggs and for selectively injecting specific eggs identified as suitable for inoculation as well as the apparatus performing this function. We seek injunctive relief and monetary damages and have asked for a jury trial. The defendants have denied infringement and alleged that our two patents are invalid. Fact discovery is nearly completed. The Court has conducted a Markman hearing to determine the meaning and scope of the patent claims. The issuance of the Markman opinion by the court is pending. Because of this lawsuit, our results of operations have been impacted and will continue to be impacted by the costs of pursuing this litigation. Moreover, there can be no assurance we will prevail in our claims against Breuil S.A. or New Tech Solutions, Inc. Even if the court finds in our favor, we have no assurances that any damage award will exceed our costs of pursuing this litigation or that we would be able to collect any damages from either defendant.

In August 2004, we filed suit in the U.S. District Court for the Middle District of North Carolina against Avitech, LLC of Hebron, Maryland asserting patent infringement. We allege that Avitech’s injection system, designed to compete with Embrex’s patented Inovoject® system, infringes one of our patents related to our proprietary apparatus and methods for accurately and precisely injecting eggs to the same depth and location when the eggs are of varying sizes and may be presented to the injection apparatus in somewhat different orientations. We seek injunctive relief and monetary damages and have asked for a jury trial. The defendant denied that the North Carolina court has jurisdiction and has moved to dismiss or, in the alternative, for transfer to the United States District Court in Maryland. We opposed the defendant’s motion and asserted that the North Carolina court has jurisdiction. The court heard oral argument on the motion, recently granted the defendant’s motion in part, and transferred the case to the U.S. District Court for the District of Maryland, Northern Division where Avitech filed a complaint against Embrex for a declaratory judgment of alleged patent invalidity, patent noninfringement and patent unenforceability, and monetary damages based on an alleged antitrust claim. Because of this lawsuit, our results of operations have been impacted and will continue to be affected by the costs of pursuing this litigation. Moreover, there can be no assurance we will prevail in our claims against Avitech, or that we will be able to successfully defend against Avitech’s claims. Even if the court finds in our favor, we have no assurances that any damage award will exceed our costs of pursuing this litigation or that we would be able to collect any damages from the defendant.

For a description of patent infringement proceedings initiated by the Company and related legal proceedings, see the Company’s Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 15, 2005, and the Company’s Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 3, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

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

Date: November 1, 2005

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