Form 10-Q
period 2006-03-31
EMBREX INC /NC/
filed 2006-05-09
CIK 878725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

The number of shares of Common Stock, $0.01 par value, outstanding as of April 26, 2006 was 8,226,827.

EMBREX, INC.

PART I - FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

Embrex, Inc.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(*Unaudited)

	March 31, 2006*	December 31, 2005

ASSETS
Current Assets
Cash and cash equivalents	$1,825	$1,975
Restricted cash	119	116
Accounts receivable – trade (net of allowance of $477 and $332 in 2006 and 2005, respectively)	7,846	7,815
Inventories:
Materials and supplies	2,955	2,927
Product	1,402	1,377
Current deferred tax asset	1,026	1,149
Other current assets	1,949	1,970

Total Current Assets	17,122	17,329
Land	343	336
Devices under construction	3,446	3,368
Devices	55,544	52,998
Less accumulated depreciation	(33,810)	(32,653)

	21,734	20,345
Plant and Equipment	32,562	31,869
Less accumulated depreciation and amortization	(11,713)	(11,371)

	20,849	20,498
Other Assets
Intangible assets (net of accumulated amortization of $743 in 2006 and $682 in 2005)	5,663	5,371
Long-term deferred tax asset	271	45
Other long-term assets	185	182

Total Other Assets	6,119	5,598

Total Assets	$69,613	$67,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,259	$949
Accrued expenses	4,659	4,647
Deferred revenue	696	668
Product warranty accrual	149	149
Current portion of long-term debt	442	463
Current portion of capital lease obligations	6	7

Total Current Liabilities	7,211	6,883

Long-term debt, less current portion	8,105	8,133
Capital Lease Obligations, less current portion	10	11
Shareholders’ Equity
Common Stock, $0.01 par value per share:
Authorized - 30,000,000 shares; Issued and outstanding – 8,209,128 net of 1,674,666 treasury shares and 8,134,447 net of 1,674,666 treasury shares at March 31, 2006 and December 31, 2005, respectively.	98	97
Additional paid-in capital	67,141	67,854
Accumulated other comprehensive income	674	349
Deferred compensation	-0-	(1,318)
Retained earnings	6,221	5,312
Treasury stock	(19,847)	(19,847)

Total Shareholders’ Equity	54,287	52,447

Total Liabilities and Shareholders’ Equity	$69,613	$67,474

See accompanying notes.

Embrex, Inc.

Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31

	2006	2005

Revenues
Device revenues	$12,260	$11,922
Product sales	672	699
Other revenues	271	142

Total Revenues	13,203	12,763
Cost of Device Revenues and Product Sales	5,357	5,493

Gross Profit	7,846	7,270
Operating Expenses
General and administrative	2,889	2,574
Sales and marketing	1,635	979
Research and development	2,488	2,751

Total Operating Expenses	7,012	6,304
Operating Income	834	966
Other Income (Expense)
Interest income	65	22
Interest expense	(3)	(6)
Other income	76	127

Total Other Income	138	143

Income Before Income Tax Expense	972	1,109
Income Tax Expense	63	499

Net Income	$909	$610

Net Income per share of Common Stock:
Basic	$0.11	$0.08
Diluted	$0.11	$0.07
Number of Shares Used in Per Share Calculation:
Basic	8,178	7,935
Diluted	8,464	8,255

See accompanying notes.

Embrex, Inc.

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31

	2006	2005

Operating Activities
Net income	$909	$610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,744	1,544
Loss on sale of fixed assets	10	-0-
Change in restricted cash	(3)	(3)
Change in deferred tax asset	(104)	58
Equity compensation	241	84
Changes in operating assets and liabilities:
Accounts receivable, inventories and other current assets	(16)	(648)
Accounts payable, accrued expenses, deferred revenue and warranty accrual	415	(1,335)

Net Cash Provided By Operating Activities	3,196	310
Investing Activities
Land Acquisition	(7)	-0-
Purchases of devices, equipment, furniture and fixtures	(3,518)	(2,562)
Cash proceeds from sale of devices, equipment, furniture and fixtures	4	-0-
Investment in patents and other non-current assets	(352)	(446)

Net Cash Used In Investing Activities	(3,873)	(3,008)
Financing Activities
Issuance of common stock	231	137
Tax benefit of equity-based compensation	88	-0-
Net change in the line of credit	-0-	1,496
Repayment of long-term debt, capital lease obligations and other long-term liabilities	(117)	(91)

Net Cash Provided By Financing Activities	202	1,542

Decrease in cash and cash equivalents	(475)	(1,156)
Currency translation adjustments	325	(67)
Cash and cash equivalents at beginning of period	1,975	4,469

Cash And Cash Equivalents At End Of Period	$1,825	$3,246

See accompanying notes.

FORM 10-Q
March 31, 2006

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd., Inovoject do Brasil Ltda., Embrex Poultry Health, LLC, Embrex de Mexico S. de R.L. de C.V. and Vaccination Services S. de R.L. de C.V. (“Embrex” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included.  Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be attained for the entire year.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

Note 2 – Critical Accounting Policies

The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including but not limited to those related to:

•	Allowance for uncollectible accounts
•	Warranty accruals
•	Inventory obsolescence
•	Deferred tax assets
•	Employee fringe benefit plan accrual
•	Employee short-term incentive compensation accrual

The Company bases its estimates on historical experience and on various other assumptions, including planned results, that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about carrying values of assets and liabilities that are not readily discernible from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The revenue section of the consolidated statements of operations divides revenues into three sections: device revenues, which include device lease fees and device sales; product sales, all or most of which is derived from sales of the Company’s vaccine, Bursaplex®; and other revenues, which include income derived from contract research and development, grant sources and certain minor products.

Allowance for Uncollectible Accounts

To date, the Company has not experienced any material trade accounts receivable collection issues.  However, based on a review of cumulative balances, industry experience and the current economic environment, the Company ordinarily reserves from 2% to 4% of trade accounts receivable, depending on the credit terms in various markets, as an allowance for uncollectible accounts. In addition, adjustments due to the financial stability of individual customers will affect the overall percentage reserved. Once the Company determines an account is uncollectible it writes off the receivable balance against the reserve. Accounts are written off based on individual circumstances and only after all reasonable efforts of collection have been exhausted.  The consolidated balance reserved for uncollectible accounts as of March 31, 2006 was $0.5 million, which represents 6% of the trade accounts receivable balance as of March 31, 2006.  The current reserve percentage of 6% exceeds the range listed above primarily due to the decreased financial strength of individual customers in both U.S. and non-U.S. operations because of overseas bird flu fears.  The reserve amount has increased $0.2 million since December 31, 2005.

Warranty Accruals

To date, the Company has not experienced any material device or product warranty issues in excess of amounts reserved.  Based on the sale and lease of devices and sale of products, the Company has established a reserve for future claims.  The reserve is based on the estimated damages that a customer would experience if an Inovoject® system or batch of Bursaplex® or Newplex™ should fail to perform to product specifications. The consolidated balance reserved for warranties as of March 31, 2006 was $0.1 million.

Inventory Obsolescence

To date, the Company has not experienced any material inventory obsolescence.  However, based on a percentage of the current product and device parts inventory levels, the Company has established a reserve against future device parts obsolescence due to technological improvements and limited shelf life of product inventories.  The percentage used to calculate the reserve is based on a historical percentage rate adjusted for anticipated technological advances on devices and shelf life of existing vaccine product inventories.  The consolidated balance reserved for product and parts obsolescence as of March 31, 2006 was $0.3 million.

Deferred Tax Assets

The Company records deferred tax assets based upon amounts that are likely to be realized. Based on the Company’s recent profitability and belief that 2006 will result in an overall profit, the Company has recorded net current deferred tax assets of $1.0 million.  We have also recorded a long-term tax asset of $0.3 million due to R&D tax credits and depreciation timing differences.  The Company’s net deferred tax assets include a valuation allowance for two items that the Company may not be able to realize in future periods. The two items are research and development tax credits and deferred tax assets in foreign subsidiaries. This determination is based, in part, on historical operating performance as well as the likelihood of future income. The valuation allowance will be reduced when the Company believes that the likelihood of realizing the related assets is more likely than not. In the event the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. However, in the event the Company determines that it would not be able to realize its net recorded deferred tax asset in the future, an adjustment to the valuation allowance would decrease income in the period such determination was made.

Employee Fringe Benefit Plan Accrual

The Company has established a reserve related to Embrex’s employee fringe benefit plan.  The most significant component of the accrual is the amount reserved for the employee self-insured health plan. The amount of the reserve is based on management’s estimate of future employee health claims.  The reserve covers expected short-term claims and is based on historical data adjusted for major events and anticipated changes in headcount or participation. The net balance reserved for the employee self-insured health plan as of March 31, 2006 was $0.2 million.

Employee Short-Term Incentive Compensation Accrual

The Company accrues for payments to employees under a short-term incentive plan.  The accrual is based upon the Company’s net income performance against a target established by the Board of Directors.  The accrual is recorded monthly and re-evaluated quarterly based upon the Company’s projections for the year.  Payments to employees are based upon the Company’s performance against targets as well as the employees’ contribution as measured against their individual contribution plan.  The net balance accrued for the employee short-term incentive compensation program as of March 31, 2006 was $0.5 million.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Account Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R), a revision of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows.”  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  SFAS 123(R) is effective for the beginning of the first interim or annual period beginning after December 31, 2005.  Therefore, the Company adopted SFAS 123(R) on January 1, 2006.  The impact of the adoption of SFAS 123(R) is described below under the heading “STOCK BASED COMPENSATION PLANS.”

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

SHARE-BASED COMPENSATION PLANS

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“ESPP”) for its U.S.-based employees (the “U.S. Purchase Plan”) and a similar plan for some of its employees outside the U.S. (the “Non-U.S. Purchase Plan,” and together with the U.S. Purchase Plan, the “Purchase Plans”).  Under the terms of each of the Purchase Plans, all regular full-time employees of the Company (or the Company’s subsidiaries) may make voluntary payroll contributions, thereby enabling them to purchase Common Stock. Contributions are limited to 20% of an employee’s compensation. As of March 31, 2006, the number of shares that may be issued under the Purchase Plans together shall not exceed 500,000. Of this amount, 250,871 shares are available for future purchases. The purchase price of the stock is the lesser of 85% of the fair market value on the first business day of the plan year, which runs from July 1 in one year to June 30 in the succeeding year, or 85% of the fair market value on the date of exercise, which can occur at any time during the plan year, as determined by each participating employee.  During the three months ended March 31, 2006, 4,713 shares of Common Stock were purchased. The weighted-average purchase price of these shares was $9.55.

Other Share-Based Compensation Plans

In addition to the Purchase Plans, the Company maintains other share-based compensation plans (the “Share Plans”) under which it may provide to eligible employees and directors share-based compensation in the form of restricted stock-type awards (i.e., restricted stock and restricted stock units) and option-type awards (i.e., stock appreciation rights, incentive stock options and non-qualified stock options).  Option-type awards are generally granted with an exercise price equal to the market price of the Company’s Common Stock on the date of grant, generally vest based on four years of continuous service and have ten-year contractual terms.  Restricted stock-type awards do not have an exercise price and generally vest over four years as well.  Certain awards under the Share Plans provide for accelerated vesting if there is a change in control of the Company.  As of March 31, 2006, a total of 2,148,282 shares of Common Stock are reserved for future issuance under the Share Plans. Of this amount, 541,831 shares are available for future awards.

The following table summarizes the activity of restricted stock awards:

	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2004	87,025	$10.91
Granted	-0-	—
Vested	(24,975)	$10.67
Forfeited	-0-	—

Nonvested at December 31, 2005	62,050	$11.01
Granted	-0-	—
Vested	(12,100)	$12.40
Forfeited	(4,550)	$10.55

Nonvested at March 31, 2006	45,400	$10.68

The aggregate pre-tax, vest-date intrinsic value of restricted stock-type awards that vested during the three months ended March 31, 2006 and 2005 was $12.24 and $11.73, respectively.

The following table summarizes the activity of restricted stock unit awards:

	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2004	-0-	—
Granted	114,940	$11.25
Vested	-0-)	—
Forfeited	(480)	$11.25

Nonvested at December 31, 2005	114,460	$11.25
Granted	-0-	—
Vested	(37,990)	$11.25
Forfeited	(6,720)	$11.25

Nonvested at March 31, 2006	69,750	$11.25

The aggregate pre-tax, vest-date intrinsic value of restricted stock unit awards that vested during the three months ended March 31, 2006 and 2005 was $13.86 and $0.00, respectively.

The following table summarizes the activity of stock option awards:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Pre-Tax Intrinsic Value

Outstanding at December 31, 2004	1,772,932	$11.50
Granted	2,000	$11.57
Exercised	(151,594)	$6.86
Forfeited or expired	(32,510)	$14.80

Outstanding at December 31, 2005	1,590,828	$11.88
Granted	-0-	—
Exercised	(34,528)	$6.74
Forfeited or expired	(34,249)	$14.74

Outstanding at March 31, 2006	1,522,051	$11.93	4.7	$3,488,583
Vested & expected to vest at March 31, 2006	1,509,608	$11.93	4.7	$3,477,195
Exercisable at March 31, 2006	1,368,432	$12.00	4.4	$3,261,491

The following table summarizes significant ranges of exercise prices of outstanding and exercisable options as of March 31, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share

$4.84 – $7.00	385,333	1.7	$5.84	385,333	$5.84
$7.63 – $13.09	548,782	6.1	$11.08	398,913	$11.00
$13.25 – $17.25	307,221	4.9	$15.57	303,471	$15.60
$17.99	280,715	5.9	$17.99	280,715	$17.99

Total	1,522,051	4.7	$11.93	1,368,432	$12.00

Share-Based Compensation Expense

On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based compensation awards made to employees and directors based on estimated fair values.  SFAS 123(R) supersedes the Company’s previous accounting under APB 25 for periods beginning on or after January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $241 thousand.  Share-based compensation expense of $84 thousand for the three months ended March 31, 2005, was recognized under previous accounting standards.  As of March 31, 2006, there was $1.5 million of total unrecognized compensation cost related to outstanding awards that are expected to vest in the future; the weighted-average period over which that cost is expected to be recognized is 2.2 years.  The actual tax benefit realized from tax deductions relating to stock option exercises for the three-months ended March 31, 2006 and 2005, was $44 thousand and $29 thousand, respectively.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.  Compensation expense for all stock option-type awards granted on or prior to December 31, 2005 has been and will continue to be recognized using the accelerated multiple-option approach while compensation expense for all restricted stock-type awards granted on or prior to December 31, 2005 has been and will continue to be recognized using the straight-line single-option method.  Both stock-type and option-type awards granted subsequent to December 31, 2005 will be recognized using the straight-line single-option method.

Prior to the Company’s adoption of SFAS 123(R) on January 1, 2006, the Company accounted for forfeitures as they occurred.  SFAS 123(R), however, requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ, or are expected to differ, from those estimates.  Estimated forfeitures differ among award type and among grantee groups that have significantly different historical forfeiture behavior.  As share-based compensation expense recognized in the Consolidated Statement of Operations for the first three months of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R).

The Company computed the fair value of option-type awards granted under the Share Plans and ESPP option elements using the Black-Scholes-Merton closed-form option pricing model. The weighted-average assumptions used in this model to estimate fair value and resulting values are as follows:

	Option-Type Awards under the Share Plans		Employee Stock Purchase Plan

	Three Months ended March 31, 2006 (5)	Three Months ended March 31, 2005	Three Months ended March 31, 2006	Three Months ended March 31, 2005

Expected dividend yield (1)	n/a	0.0%	0.0%	0.0%
Risk-free interest rate (2)	n/a	3.5%	4.5%	2.7%
Expected volatility (3)	n/a	57.0%	43.0%	57.0%
Expected life (in years) (4)	n/a	4.5	0.4	0.5
Weighted-average grant-date fair value per share	n/a	$5.70	$3.59	$4.04

1.	The Company has no plans to pay a dividend during the expected life of the option-type awards or ESPP option elements.
2.	Represents the risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant.
3.

Based on the historical daily percentage change in the price of the Company’s common stock. Beginning as of January 1, 2006, the historical period referenced for this purpose is the most recent period of time equal to the length of the expected life of the applicable option-type award or ESPP option element.

4.

Represents the weighted-average period of time that the option-type awards or ESPP option elements are expected to be outstanding.  Where relevant, the expected term for option-type awards differs among grantee groups with similar, historical exercise behavior.

5.	There were no option-type awards granted in the first quarter of 2006.

Pro Forma Information Under SFAS 123 for Periods Ending on or before December 31, 2005

Pro forma information regarding share-based compensation is as follows (in thousands, except per share amounts):

		Three Months Ended March 31, 2005

		(unaudited)
Net income, as reported		$610
Add:	Non-cash share-based compensation included in net income, net of related tax effects	46
Deduct:	Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(186)

Pro forma net income		$470
Earnings per share:
Basic—as reported		$0.08
Basic—pro forma		$0.06
Diluted—as reported		$0.07
Diluted—pro forma		$0.06

Note 3 - Revenues

Device revenues include device-related income comprised of Inovoject® system lease fees, Inovoject® system sales, Egg Remover® fees, Egg Remover® sales, Vaccine Saver® fees, Vaccine Saver® sales and Inovoject® system distributor royalties. Product sales include sales of Bursaplex®, the Company’s in ovo infectious bursal disease vaccine.  The item “other revenues” includes revenues derived from contract research and development, grant sources and certain minor products.

Note 4 – Plant and Equipment

Plant and equipment are recorded at cost.  Depreciation is computed principally by using straight-line methods over the estimated useful lives of the assets placed in service, generally three to seven years. The Company’s total depreciation expense for plant and equipment for the three months ended March 31, 2006 was $0.5 million. Plant and equipment, at cost, consist of (in thousands):

(*unaudited)	March 31, 2006*	December 31, 2005

Plant and equipment
Office Buildings	$126	$122
Manufacturing buildings and equipment	1,424	1,310
Construction in progress	13,510	13,225
Leasehold improvements	5,614	5,613
Furniture, office and lab equipment, other	9,413	9,164
Vehicles	2,475	2,435

Total Plant and equipment	$32,562	$31,869
Less: accumulated depreciation	(11,713)	(11,371)

Net Plant and equipment	$20,849	$20,498

Note 5 – Intangible Assets

The Company capitalizes legal costs incurred in conjunction with the application for and filing of U.S. patents on internally developed technology, as well as the costs incurred to acquire exclusive licenses of U.S. patents. Exclusive license agreements are amortized over the period of the license, and patents are amortized over the shorter of the useful or legal life of the patent.  In some cases, patent infringement lawsuit expenses are capitalized and then amortized using the straight-line method upon successful defense and over the remaining life of the related patent.  Trademarks and goodwill are not amortized, but analyzed for impairment annually. In the first quarter of 2006, approximately $0.2 million of expenses related to patent infringement lawsuits were capitalized. As of March 31, 2006, an aggregate of $2.2 million of legal expenses related to patent infringement lawsuits currently pending were capitalized.  If the lawsuits covered by these expenses are not resolved in the Company’s favor, either via settlement or judgment by the applicable court, the capitalized cost will be expensed at the earlier of the time of resolution or when the Company determines that the lawsuits will not be resolved in the Company’s favor.   In addition, capitalized costs incurred to obtain patents on internally developed technology would be expensed at the time the Company decides to abandon a patent application or a patent is denied. The Company’s total amortization expense of intangible assets for the three-month periods ended March 31, 2006 and 2005 was less than $0.1 million for both periods.  The Company estimates amortization of intangible assets will be approximately $0.2 million per year over the next five years based on current asset values and remaining lives.  Net intangible assets consist of (in thousands):

(*unaudited)	March 31, 2006*	December 31, 2005

Intangible assets
Patents and exclusive patent licenses	$4,866	$4,583
Goodwill	594	587
Trademarks	166	163
Other intangibles	37	38

Net intangible assets	$5,663	$5,371

Note 6 – 401(k) Retirement Savings Plan

The Company has a 401(k) Plan that is available to all U.S.-based employees who are at least 18 years of age.  Employer contributions are voluntary at the discretion of the Company.  Historically, under its 401(k) Plan, the Company has based participant and employer contributions on participants’ salary. In the third quarter of 2005, the Company discovered that the 401(k) Plan documents prepared by its third party administrator provide (and the Company believes incorrectly) that other elements of compensation be included when determining the appropriate contributions. The Company’s intent always has been that contributions be based only on base salary. The Company intends to seek approval to conform the 401(k) Plan document retroactively to its intent and practice. Should this relief not be granted, the Company believes it would be required to make additional contributions to the 401(k) Plan for participants who had not already reached the maximum contribution.  The Company is unable to estimate at this time the amount of additional contributions that potentially could be required and for what time periods.

Note 7 - Income Tax Expense

Income taxes were $499 thousand in first quarter 2005 compared to $63 thousand in first quarter 2006.  The reported tax rate for first quarter 2006 was 6.5%, compared to 45% for the same period in 2005. In the first quarter of 2006, withholding taxes were $125 thousand, and U.S. and non-U.S. income taxes provided a credit of $62 thousand. In the first quarter of 2005, withholding taxes amounted to $187 thousand, and U.S. and non-U.S. income taxes were $312 thousand.  Withholding taxes are assessed on revenues in certain non-U.S. markets, regardless of taxable income position.

First-quarter 2006 income tax expense decreased in comparison to first-quarter 2005 mainly because the company filed an election during the first quarter of 2006 to change the U.S. tax classification of one of its subsidiaries.  As a result of this election, an adjustment was recorded that significantly increased the deferred tax asset and reduced the provision for income taxes.  The tax benefit related to this adjustment was approximately $410 thousand and was recorded as a discrete benefit in the first quarter 2006.

Note 8 - Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31

	2006	2005

	(unaudited)
Numerator:
Net Income	$909	$610

Denominator:
Denominator for basic net income per share—weighted-average	8,178	7,935
Effect of Dilutive Securities:
Stock Options	246	301
Restricted Stock and Restricted Stock Units	40	19

Denominator for diluted net income per share—adjusted weighted-average shares and assumed option exercises	8,464	8,255

Basic net income per share	$0.11	$0.08

Diluted net income per share	$0.11	$0.07

Basic net income per share was determined by dividing net income by the weighted-average number of common shares outstanding during each period presented. Diluted net income per share is based on the average number of shares used for the basic net income per share calculation, adjusted for the dilutive effect of stock options, restricted stock and restricted stock units.  The dilutive effect of these securities was calculated using the Treasury Stock Method.  For the diluted net income per share denominator, 778,681 and 810,713 shares underlying outstanding stock options were excluded from the calculation for the three months ended March 31, 2006 and March 31, 2005, respectively, because the exercise price of such options exceeded the average closing price of the Company’s Common Stock during the applicable period and, thus, are non-dilutive.

Note 9 - Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes standards for reporting and display of comprehensive income and its components in the financial statements.  In accordance with SFAS 130, the Company has determined total comprehensive income net of tax to be $1.2 million and $0.5 million for the quarters ended March 31, 2006 and 2005, respectively.  The Company’s total comprehensive income represents net income plus the after-tax effect of foreign currency translation adjustments for the periods presented as summarized below (in thousands):

	Three Months Ended March 31

	2006	2005

	(unaudited)
Net Income	$909	$610
Currency Translation Adjustments	325	(67)

Comprehensive Income	$1,234	$543

Note 10 - Segments

The Company operates in a single segment.  The table below presents the Company’s operations by geographic area (in thousands):

(* unaudited)	Three Months Ended March 31

	2006 *	2005 *

U.S. Revenue:
Device Revenues	$8,091	$8,032
Product Sales	-0-	-0-
Other Revenues	233	115

Total United States Revenues	$8,324	$8,147
International Revenue:
Device Revenues	$4,169	$3,890
Product Sales	672	699
Other Revenues	38	27

Total International Revenues	$4,879	$4,616
Total Consolidated Revenues	$13,203	$12,763

	March 31, 2006*	December 31, 2005

Assets:
United States	$53,436	$51,885
International	16,177	15,589

Total	$69,613	$67,474

	March 31, 2006*	December 31, 2005

Depreciation and Amortization Expense:
United States	$1,115	$3,914
International	629	2,549

Total Depreciation and Amortization Expense	$1,744	$6,463

Note 11 - Debt

The Company obtained a $9.0 million construction/term loan from its bank, Branch Banking and Trust Company (“BB&T”), in August 2003, to be used for construction and equipping of Embrex Poultry Health, LLC, the Company’s Inovocox™ vaccine manufacturing facility located in Scotland County, North Carolina.  The interest rate of the loan is based on the one-month LIBOR plus 1.65%.  The loan has a term of 138 months or 11.5 years with payments of interest only for the first 18 months.  Principal repayment on the loan began in March 2005 at the end of the interest only period and equal monthly installments of principal plus interest are payable over the remainder of the loan term.  At March 31, 2006, $8.5 million of the construction/term loan was outstanding.

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

The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities.  While it is not possible to determine the ultimate outcome of those actions, in the opinion of management, after discussion with legal counsel, it is unlikely that the outcome of such litigation and other proceedings will have a material adverse effect on the results of the Company’s operations or its financial position, except that capitalized costs related to lawsuits could be expensed in future periods.  See Note 5, “Intangible Assets” above.

The Company operates in multiple tax jurisdictions and significant judgment is required in determining its worldwide provision for income taxes.  In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain.  Although the Company believes its approach to determining its various tax provisions is reasonable, no assurance can be given that the final outcome will not be materially different than that which is reflected in the Company’s historical income tax provision and accruals upon review by taxing authorities.  Management believes that adequate amounts of tax and related interest and penalties, if any, have been reserved for any adjustments that may result from years open to examination from taxing authorities. As of March 31, 2006, $0.9 million has been reserved.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Information set forth in this Quarterly Report on Form 10-Q of Embrex, Inc. contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements represent the Company’s judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “plan,” “intend,” “target,” “anticipate,” “estimate,” “believe” or “continue,” or the negative thereof or other variations thereof or comparable terminology.

The Company cautions that any such forward-looking statements include statements with respect to future products, services, markets and financial results.  These statements involve risks and uncertainties that could cause actual results to differ materially.  Risks include, without limitation, the degree of growth in the U.S. and global poultry industry, competition arising within the United States and elsewhere, possible decreases in production by the Company’s customers, avian disease outbreaks in domestic and/or global markets, market acceptance and cost of expansion in new geographic markets, and the Company’s ability to penetrate new markets.  Risks also include the degree of market acceptance of new products, such as NewplexÔ and Inovocox™, and the ability of the Company’s contract manufacturers to support such products.  Additional risks include the complete commercial development of potential future products on a cost effective basis, including InovocoxÔ, the availability of adequate supplies, and the ability to obtain regulatory approval of products.  Such approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials, and potential changes in regulations.  Additional information on these risks and other factors that could affect the Company’s consolidated financial results are described in Part II, Item 1A, “Risk Factors,” below and in the Company’s other filings with the Securities and Exchange Commission, including the Company’s Forms 10-Q, 10-K and 8-K.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this report.  The notes to the consolidated financial statements include Note 1, which describes the basis for presentation, and Note 2, which describes the Company’s critical accounting policies, including the Company’s SFAS 123(R) disclosure.

INTRODUCTION

Embrex, the In Ovo Company®, is an international biotechnology company engaged in the development of innovative in ovo solutions that meet the needs of the global poultry industry.  The Company derives most of its global revenues from lease fees for the number of eggs processed by its Inovoject® systems. Other revenue sources for the Company come from lease fees related to its Egg Remover® systems and Vaccine Saver® option installations. In addition to these sources, the Company may sell each of these devices to distributors under special circumstances in selected countries and to human flu vaccine manufacturers. Revenues from these sources are categorized as device revenues in the Company’s financial statements. Another source of revenue for the Company is product sales, which currently consist of sales of Bursaplex®, an in ovo vaccine for infectious bursal disease.  The Company also derives some revenues from contract research and development, grant sources and certain minor products.  The Company’s cost of revenues is primarily attributable to the costs of supporting the Company’s devices at customer locations around the world.  These costs include the labor, travel and parts necessary to ensure proper biological and mechanical operation, as well as maintenance of Embrex’s devices located at hatcheries of the Company’s customers.  These costs also include associated depreciation, as well as sales and property tax expenses. The Company has also built the Embrex Poultry Health, LLC (Embrex Poultry Health or “EPH”) vaccine manufacturing facility.  In April 2006, the United States Department of Agriculture (“USDA”) granted product and manufacturing facility approvals for the Company to produce Inovocox™, an in ovo vaccine for the control of coccidiosis, at EPH.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

CONSOLIDATED NET INCOME

(dollars in thousands except per share amounts)

	Three Months Ended March 31

	2006	2005	Change	Change

	(unaudited)
Total Revenue	$13,203	$12,763	$440	3%
Gross Profit	$7,846	$7,270	$576	8%
Operating Income	$834	$966	$(132)	-14%
Net Income	$909	$610	$299	49%
Earnings per share – basic	$0.11	$0.08	$0.03	38%
Earnings per share – diluted	$0.11	$0.07	$0.04	57%

Consolidated net income was $0.9 million for the first quarter of 2006, a $0.3 million increase over the same period for 2005. Diluted earnings per share was $0.11 for first quarter 2006 and $0.07 for the same period of 2005.

OUTSTANDING SHARES

(in thousands except percentages)

	Three Months Ended March 31

	2006	2005	Change	Change

	(unaudited)
Basic Weighted Average Shares Outstanding	8,178	7,935	243	3%
Diluted Weighted Average Shares Outstanding	8,464	8,255	209	3%

The basic weighted average shares outstanding increased 243 thousand shares, or 3%, from first quarter 2005 to the same period in 2006. The diluted weighted average shares outstanding increased by 209 thousand shares, or 3% in the first quarter of 2006 compared to the same period in 2005.  These increases are primarily attributable to stock option exercises and the vesting of restricted stock grants.

CONSOLIDATED REVENUES

(dollars in thousands)

	Three Months Ended March 31

	2006	2005	Change	Change

	(unaudited)
Device revenues	$12,260	$11,922	$338	3%
Product sales	672	699	(27)	-4%
Other revenues	271	142	129	91%

Total revenues	$13,203	$12,763	$440	3%

Consolidated revenues for the first quarter of 2006 totaled $13.2 million, representing an increase of 3% over revenues of $12.8 million for the same period in 2005.

The 2006 first quarter device revenues include device lease fees derived from single- and multi-year contracts, and paid trials. These recurring fees generally contribute more than 90% of the device revenue in most quarters.  In the first quarter of 2006, the increase in device revenue derives mainly from a 4% increase in recurring device lease fees, which is primarily due to an increase in the Inovoject® system customer base, particularly in Latin America, as well as new Egg Remover® installations.  Device revenues also include sales of Inovoject® and Egg Remover® systems to distributors and human flu vaccine manufacturers. The sporadic nature of Inovoject® and Egg Remover® system sales to distributors and human flu vaccine companies may cause variability in revenue and gross profit on an annual and quarterly basis.  For the first quarter of 2006, device sales were unchanged at $0.3 million when compared to same period of 2005.  Overall, device revenues totaled $12.3 million for the first quarter of 2006 compared to $11.9 million for the same period in 2005, representing a 3% increase year over year.

Product sales consisted of revenues from sales of Bursaplex®, the Company’s proprietary vaccine for avian infectious bursal disease (IBD).  Bursaplexâ is a product that uses the Company’s AAC technology (antigen-antibody complex) technology.  To date, approval to sell Bursaplex® has been received in 33 countries.  Currently, Bursaplex® vaccine is being marketed in most of the countries where regulatory approval has been obtained.  Regulatory approvals are being sought in various Latin American, Middle Eastern and Asian markets for in ovo and post-hatch use of Bursaplex® vaccine.  Product sales remained unchanged at $0.7 million for both the first quarter of 2005 and 2006.

Although revenues have not been negatively impacted thus far in 2006, the Company continues to have a concern based on the ongoing avian influenza outbreaks that may disrupt global poultry production and consumption levels, which could disrupt Inovoject® injection and/or product revenues.

Other revenues increased from $0.1 million in first quarter 2005 to $0.3 million for the same period in 2006.  The majority of other revenues in the first quarter 2005 consisted of funding from contract research and development, grant sources and certain minor products.  The increase in the first-quarter 2006 other revenues were caused mainly by variability in grant income from first-quarter 2005 to the same period in 2006.

COST OF REVENUE

Gross margin improved two percentage points to 59% for first quarter 2006 compared to 57% for the same period of 2005. This is primarily due to certain sales and marketing expenses that were previously allocated to cost of revenue in 2005 having been retained in sales and marketing expenses in 2006 because such expenses are now primarily related to the support of the Company’s installed product base rather than the sale of the Company’s products.  Additional sales and marketing expenses may continue to be recorded under this classification rather than allocated to cost of revenue as infrastructure expands and matures.

As fully depreciated devices are replaced with new devices, increased depreciation expenses could cause gross margins to decrease in the future.  Downward pressure on device lease fees, upward changes in other input costs, and regional and product mix could cause gross margins to decrease in the future.  Depreciation expense included in cost of revenue amounted to $1.1 million and $1.0 million in the first quarters of 2006 and 2005, respectively.  Equity compensation expense included in cost of revenue amounted to $6 thousand in the first quarters of 2005.  There was no equity compensation included in cost of revenue in the first quarter of 2006.

OPERATING EXPENSES

(dollars in thousands)

	Three Monhs Ended March 31

	2006	2005	Change	Change

	(unaudited)
General & Administrative	$2,889	$2,574	$315	12%
Sales & Marketing	1,635	979	656	67%
Research & Development	2,488	2,751	(263)	-10%

Total Operating Expenses	$7,012	$6,304	$708	11%

Operating expenses totaled $7.0 million for the first quarter of 2006 compared to $6.3 million for the same period of 2005.   Included in the departmental expenses below are severance expenses of $0.5 million and additional equity compensation expenses of nearly $0.2 million in accordance with SFAS 123(R) that were incurred in the first quarter of 2006.

General and administrative (“G&A”) expenses were $2.9 million for first-quarter 2006, an increase of $0.3 million over the same period of 2005.  Contributing to the increase was severance expense of $0.1 million incurred in the first quarter of 2006, increases in staff-related and third-party expenses to support business growth in Latin America, increased expenses related to the start-up of Embrex Poultry Health, and equity compensation expense.  Depreciation and amortization expense included in G&A amounted to $0.2 million in first quarter 2006 and $0.1 million in first quarter 2005.  Equity compensation expense included in G&A amounted to $100 thousand in first quarter 2006 and $48 thousand during the same quarter in 2005.

Sales & Marketing expenses were $1.6 million during first quarter 2006, an increase of 67% or $0.6 million over the same period in 2005.  Although severance expense of $0.1 million was incurred in first-quarter 2006, the primary reason for the overall increase was growth of the marketing group to assist with expansion in Latin American operations, pre-launch activities of Inovocox™ and the continued support of existing products.  Additionally, certain sales and marketing expenses that were previously allocated to cost of revenue in 2005 have been retained in sales and marketing expenses in 2006 because such expenses are now primarily related to the support of the Company’s installed product base rather than the sale of the Company’s products.  Additional sales and marketing expenses may continue to be recorded under this classification rather than allocated to cost of revenue as infrastructure expands and matures.  Depreciation and amortization expense included in Sales & Marketing expenses amounted to $0.2 million in first quarter 2006 and $0.1 million in first quarter 2005.  Equity compensation expense included in Sales & Marketing expenses amounted to $82 thousand in first quarter 2006 and $16 thousand in first quarter 2005.

Research & Development (“R&D”) expenses decreased $0.3 million, from $2.8 million in the first quarter of 2005 to $2.5 million in the first quarter of 2006.  Severance expense of $0.3 million was incurred in the first quarter of 2006.  Depreciation and amortization expense included in R&D expense amounted to $0.3 million in both first quarters 2006 and 2005.  Equity compensation expense included in R&D amounted to $59 thousand in first quarter 2006 and $14 thousand in first quarter 2005.  The Company’s overall research and development expenses reflect expenditures incurred in three distinct departments:

The first of these departments, R&D, is responsible for expenditures associated with the work on the Company’s product portfolio, particularly Newplex™ vaccine and Inovocox™, the in ovo coccidiosis vaccine.  R&D expenses increased 21% from $1.1 million in the first quarter 2005 to $1.4 million for the same period of 2006, primarily due to increased personnel costs chargeable to R&D, including severance benefits paid in connection with the resignation of Dr. Catherine Ricks as R&D Vice-President.

The second of these R&D departments, Global Product Development & Supply (“GPDS”), is responsible for development and testing of commercial machine devices and supply of biological products.  During 2005 this group also was responsible for development and commercial testing related to the Gender Sort project and overseeing start-up of the Embrex Poultry Health manufacturing facility for the production of Inovocox™. GPDS expenses were $0.7 million in first quarter 2005 and decreased to $0.3 million in first quarter 2006.  This $0.4 million reduction is primarily due to the suspension of the Gender Sort project in the third quarter of 2005.

The third R&D department is Engineering and Manufacturing, which makes design modifications and improvements to the Inovojectâ and Egg Remover® systems, as well as the Vaccine Saver® option.  Start-up manufacturing costs associated with Embrex Poultry Health are captured in Engineering and Manufacturing expenses as well.  Operating expenses for this department decreased from $0.9 million for first quarter 2005 to $0.8 million for first quarter 2006 as Embrex Poultry Health expenses transition from manufacturing functions to the sales and marketing group in support of pre-launch activities of Inovocox™ vaccine.

The group to which R&D expenses are classified may change as the purpose of the specific activity or activities change to meet the Company’s strategic and operational objectives.  In particular, a number of activities such as product portfolio work for Newplex™ and Inovocox™ may take the form of commercial support.

OTHER INCOME AND EXPENSE

Net other income was $138 thousand for the first quarter 2006, a $5 thousand decrease in comparison to the same period of 2005.

Interest income totaled $65 thousand for first quarter 2006, a $43 thousand increase over the same period in 2005. The increase in interest income from first quarter 2005 over the same period in 2006 is mainly due to higher cash balances held in non-U.S. regions, where higher interest rates prevail.

Other Income totaled $76 thousand for first quarter 2006, a $52 thousand decrease in comparison to the same period in 2005.  The other income in both periods is primarily related to foreign currency transaction gains and losses.

Interest expense totaled $3 thousand in first quarter 2006, a $3 thousand decrease in comparison to the same period in 2005.   Interest costs of $131 thousand and $96 thousand related to the term loan for construction of Embrex Poultry Health are not reflected in the first quarter 2006 and 2005 interest expense totals, respectively, as such interest costs are being capitalized as part of the construction cost of the facility.  Interest expense, depreciation and amortization of the facility commence beginning in the second quarter of 2006 as the Embrex Poultry Health facility obtained USDA approval to manufacture Inovocox™ in April 2006.  It is anticipated that interest expense related to the term loan will be approximately $0.3 million for the remainder of 2006, and depreciation and amortization of the facility will be approximately $0.6 million.

INCOME TAX EXPENSE

Income taxes were $499 thousand in first quarter 2005 compared to $63 thousand in first quarter 2006.  The reported tax rate for first quarter 2006 was 6.5%, compared to 45% for the same period in 2005. In the first quarter of 2006, withholding taxes were $125 thousand, and U.S. and non-U.S. income taxes provided a credit of $62 thousand. In the first quarter of 2005, withholding taxes amounted to $187 thousand, and U.S. and non-U.S. income taxes were $312 thousand.

First-quarter 2006 income tax expense decreased in comparison to first-quarter 2005 mainly because the company filed an election during the first quarter of 2006 to change the U.S. tax classification of one of its subsidiaries.  As a result of this election, an adjustment was recorded that significantly increased the deferred tax asset and reduced the provision for income taxes.  The tax benefit related to this adjustment was approximately $410 thousand and was recorded as a discrete benefit in the first quarter 2006.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company’s cash and cash equivalents balances totaled $1.8 million compared to $2.0 million at December 31, 2005.

During the first quarter of 2006, nearly $3.2 million of cash flow was generated by operating activities.  Of this, $0.9 million was generated by net income and $1.7 million in cash flows from operations was related to depreciation and amortization.  A change in the deferred tax asset generated $0.1 million in cash flows, $0.2 million was provided by non-cash equity-compensation charges, and the balance was primarily a result of reductions in working capital.

Cash from operations was invested in $3.9 million of capital expenditures, of which $2.6 million or approximately 67% was used to acquire revenue generating devices, such as Inovoject® and Egg Remover® systems.  Approximately $0.4 million was invested in Embrex Poultry Health equipment, another $0.4 million was invested in patents, and the remainder was invested in other capital items.

Approximately $0.2 million was provided from the issuance of Common Stock related to the exercise of stock options and purchases under the Employee Stock Purchase Plan.  In addition, the Company recognized a $0.1 million income tax benefit due to the recognition of equity-based compensation under SFAS 123(R).

Repayments of long-term debt used to fund most of the Inovocox manufacturing facility consumed $0.1 million.

Consequently, the Company consumed $0.5 million of cash during first quarter 2006.

The Company obtained a $9.0 million construction/term loan from BB&T in August 2003 that was used for building and equipping the Embrex Poultry Health coccidiosis vaccine manufacturing facility located in Scotland County, North Carolina.  At March 31, 2006, $8.5 million of the construction/term loan was outstanding.

The Company has a $6.0 million secured revolving line of credit with BB&T, which may be used for working capital purposes.  The term of this line of credit has been extended to May 2006, and the Company anticipates BB&T will renew this credit facility for a renewal term beyond May 2006.  The line of credit carries an interest rate of the current LIBOR plus 1.60%.  At March 31, 2006, the Company had no outstanding borrowings under this credit facility.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential loss arising from adverse changes in market rates and prices.  The Company’s primary market risk exposure is in changes in foreign currency exchange rates.  Approximately 37%, 34% and 32% of Embrex’s revenues for the years ended December 31, 2005, 2004 and 2003, respectively, were derived from the Company’s operations outside the United States. The Company’s consolidated financial statements are denominated in U.S. Dollars and, accordingly, changes in the exchange rates between foreign currencies and the U.S. Dollar will affect the translation of the Company’s subsidiaries’ financial results into U.S. Dollars for purposes of reporting the Company’s consolidated financial results.  From December 31, 2005 to March 31, 2006, the Pound Sterling and Euro appreciated 1% and 2% against the U.S. Dollar, respectively.  Certain Asian and Latin American currencies appreciated against the U.S. Dollar as well, particularly the Brazilian Real, which appreciated 5% against the U.S. Dollar during the same period.  If average exchange rates during first-quarter 2006 had remained the same as the average exchange rates for these currencies during the first quarter 2005, then the Company’s first quarter 2006 revenues would have been approximately $13.1 million instead of $13.2 million, representing a year-to-year growth rate of 2% as compared to the actual exchange-adjusted growth rate of 3%.

Accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $0.7 million at March 31, 2006 as compared with $0.3 million at December 31, 2005.  This increase was mainly attributable to the overall weakening of the U.S. Dollar with respect to the currencies in which the Company has an exchange rate risk. The primary contributor to the change in currency translation adjustments was the Latin America region, specifically Brazil.  To date, the Company has not utilized any derivative financial instruments or other hedging instruments to affect this exposure.

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

As of March 31, 2006, the Company’s exposure to market risk for a change in interest rates is related solely to debt outstanding under the term loan used for construction and equipping of the InovocoxÔ manufacturing facility.  At March 31, 2006, the variable rate debt outstanding that is exposed to fluctuations in the market rate of interest under this term loan totaled $8.5 million.  The definitive extent of the Company’s interest rate risk under this term loan is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.  Based on the current balance outstanding, an increase in the LIBOR of 100 basis points would increase the Company’s annualized interest expense by approximately $0.1 million.

Item 4.          Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Vice President, Finance and Administration (the Company’s Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes to Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting.  The Company made no changes in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ending March 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

In December 2003, Embrex filed suit in the U.S. District Court for the Eastern District of North Carolina against Breuil S.A. of Landivisiau, France, and New Tech Solutions, Inc. of Gainesville, Georgia, asserting patent infringement.  Embrex alleges that each of the defendants’ development of candling and in ovo selective injection devices, designed to compete with Embrex’s patented Inovoject® system injection with Vaccine SaverÒ option and Egg Remover® system, infringes two Embrex patents related to Embrex’s proprietary apparatus and methods for distinguishing live eggs from infertile or “dead” eggs and for selectively injecting specific eggs identified as suitable for inoculation as well as the apparatus performing this function.  Embrex seeks injunctive relief and monetary damages and has asked for a jury trial.  The defendants have denied infringement and alleged that Embrex’s two patents are invalid.  Fact discovery is nearly completed. The court conducted a Markman hearing to determine the meaning and scope of the patent claims. The court issued a Markman opinion adopting Embrex’s claim construction.  Breuil filed a motion for summary judgment on patent marking.  Embrex opposed the motion.  The court granted Breuil’s motion as to both patents for the Vaccine Saver® option, and denied Breuil’s motion as to one patent for the Egg Remover® system.  Breuil also filed a motion for leave to file a supplemental answer and counterclaims to include an alleged affirmative defense of patent misuse, a counterclaim for alleged federal antitrust liability, and a counterclaim for alleged trade secret misappropriation.  The court granted the motion.  Embrex answered the supplemental counterclaims denying any liability and asserting affirmative defenses.  Embrex filed a motion for summary judgment of infringement, and a motion for summary judgment of patent validity.  Briefing on the motions is completed.  The court’s decision is pending.  Because of this lawsuit, the Company’s results of operations have been impacted and will continue to be impacted by the costs of pursuing this litigation. Moreover, there can be no assurance the Company will prevail in its claims against Breuil S.A. or New Tech Solutions, Inc.  Even if the court finds in Embrex’s favor, the Company has no assurances that any damage award will exceed the Company’s costs of pursuing this litigation or that the Company would be able to collect any damages from either defendant.

In August 2004, Embrex filed suit in the U.S. District Court for the Middle District of North Carolina against AviTech, LLC (“AviTech”) of Hebron, Maryland asserting patent infringement.  Embrex alleges that AviTech’s injection system, designed to compete with the Company’s patented Inovoject® system, infringes one of the Company’s patents related to the Company’s proprietary apparatus and methods for accurately and precisely injecting eggs to the same depth and location when the eggs are of varying sizes and may be presented to the injection apparatus in somewhat different orientations.  The Company seeks injunctive relief and monetary damages and has asked for a jury trial.  The defendant denied that the North Carolina court has jurisdiction and moved to dismiss or, in the alternative, for transfer to the United States District Court in Maryland.  The Company opposed the defendant’s motion. The court heard oral argument on the motion, granted the defendant’s motion in part and transferred the case to the U.S. District Court for the District of Maryland, Northern Division, where AviTech filed a complaint against Embrex for a declaratory judgment of alleged patent invalidity, patent noninfringement, patent unenforceability and monetary damages based on an alleged antitrust claim.  Embrex filed a motion to dismiss AviTech’s declaratory judgment claims.  The court granted the motion with respect to the antitrust claim, and allowed Avitech to file a motion to replead with the necessary particularity.  Fact discovery recently commenced. Because of this lawsuit, the Company’s results of operations have been impacted and will continue to be affected by the costs of pursuing this litigation. Moreover, there can be no assurance the Company will prevail in its claims against AviTech or that the Company will be able to successfully defend against AviTech’s claims.  Even if the court finds in the Company’s favor, the Company has no assurances that any damage award will exceed the Company’s costs of pursuing this litigation or that the Company would be able to collect any damages from the defendant.

For a description of patent infringement proceedings initiated by the Company and related legal proceedings, see the Company’s Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 8, 2006.

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

In April 2006, the USDA granted Embrex’s Inovocox™ coccidiosis vaccine for poultry a Veterinary Biological Product License which allows the Company to market and sell the product in the United States. Simultaneously, the USDA granted a Veterinary Biologics Establishment License to Embrex Poultry Health LLC, the Company’s manufacturing subsidiary based in Scotland County, North Carolina, where the new vaccine will be manufactured, packaged and shipped to customers.  Marketing this product in non-U.S. countries will require us to pursue separate approvals from foreign regulatory agencies.  There is no assurance that approvals in other markets will be granted, supplies will be available or that Inovocox will be sold in commercial quantities in the United States or in any of the other countries where approval may be obtained, or that product sales will be sufficient to offset our investment in development of the product and construction of the Inovocox™ vaccine manufacturing facility.

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

ECONOMIC FACTORS AFFECTING OUR CUSTOMERS MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS

Our revenues principally come from leases and sales to the poultry industry.  If there is a general economic decline in that industry, our operations and financial condition could be materially and adversely affected.  Also, domestic and global economic factors beyond our control may adversely impact our customers and, as a result, our revenues and earnings.  Examples of these factors include the following:

•	fluctuations in the prices of energy and poultry feed;

•	disease outbreaks that adversely affect poultry production, including avian influenza;

•	market demand for poultry products, including the supply and pricing of alternative proteins;

•	costs to comply with applicable laws and regulations, including those relating to environmental protection, food safety, market regulation and genetically modified organisms or ingredients;

•	product recalls and related adverse publicity and consumer reaction;

•	access to domestic or export markets together with global economic conditions, including currency fluctuations and trade restrictions; and

•	the extent to which our cost of products and operating expenses increase faster than contractual price adjustments with our customers.

For example, if rising poultry feed prices increase the production costs of commercial poultry producers or any government bans the importation of U.S. chicken or chicken sourced from other key poultry producing countries, these producers may reduce poultry production.  This decreased production could adversely impact our revenues since a principal component of our revenues are fees charged to customers for the number of eggs injected or processed by Embrex devices, and to a lesser extent products sold to customers, such as vaccines.

POULTRY HEALTH AND DISEASE FACTORS AFFECTING OUR CUSTOMERS MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS

Any poultry health problem or disease outbreak, such as avian influenza in poultry, could have a negative impact on our key markets and global poultry production.  Our revenues and earnings derived from the U.S. and certain key international markets, as well as the international poultry industry in general could be materially and adversely affected.  In addition, the emergence of new disease variants, serotypes and strains in the domestic and/or global markets may reduce the efficacy of our vaccine products and result in reduced revenues and earnings.

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

THE LOSS OF KEY CUSTOMERS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

Historically, a significant portion of our revenues has come from a relatively small number of customers. Tyson Foods, Inc. (Tyson) accounted for approximately 17% and 18% of our consolidated 2005 and 2004 revenues, respectively.  The only other customer representing greater than 10% of total consolidated revenues is Pilgrim’s, representing 11% and 12% of consolidated 2005 and 2004 revenues, respectively.  As with many of our customers, we have short-term contracts with Tyson and Pilgrim’s Pride Inc. (Pilgrim’s).  Our top three customers, including Tyson and Pilgrim’s, accounted for approximately 33% and 36% of our consolidated 2005 and 2004 revenues, respectively.  We expect a similar level of customer concentration to continue in future years.  The poultry market is highly concentrated, with the largest poultry producers dominating the market.  For example, in 2005, Tyson and Pilgrim’s supplied approximately 23% and 15% of all broilers grown in the United States, respectively.  The concentration of our revenues with these large customers means factors affecting those customers also will impact our revenues and earnings.  If we lose a large customer and fail to add new customers to replace lost revenues, our operating results will be materially and adversely affected.  Also, if these customers reduce the number of eggs they incubate at hatcheries, we will receive lower device revenues since our fees are based on the number of eggs injected.

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

For a description of the patent litigations in which we have been involved, see Part II, Item 1, “Legal Proceedings,” above.

WE DO NOT MANUFACTURE MOST OF OUR DEVICES OR VACCINE PRODUCTS. WE ARE DEPENDENT ON ONE CONTRACT MANUFACTURER FOR INOVOJECT® AND EGG REMOVER® DEVICES AND ANOTHER CONTRACT MANUFACTURER FOR A KEY COMPONENT OF AAC PRODUCTION.  WE ARE ALSO DEPENDENT ON SINGLE CONTRACT MANUFACTURERS FOR PRODUCTION OF BOTH BURSAPLEX® AND NEWPLEX™

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

Vaccines and AAC Technology

We obtain all of our requirements for one of the active ingredients in AAC technology from Charles River Laboratories, Inc. through its SPAFAS Avian Products Services Divisions (SPAFAS).  Under our agreement with SPAFAS, we are required to purchase minimum amounts of AAC-based antibody on an annual basis.  The manufacture of AAC antibody must be performed in licensed facilities and is subject to USDA regulation.  The regulatory approvals granted by the USDA for Bursaplex® in January 1997 and for Newplex™ in May 2003 specifically cover vaccines produced with SPAFAS-manufactured AAC antibody.  Although there are other manufacturers that may be capable of manufacturing AAC antibody, we do not currently have alternative sources for production of AAC.

Currently our supplier for Bursaplex® is Merial Select, Inc. (Select), and our supplier of Newplex™ is Maine Biologics, a subsidiary of Lohmann Animal Health International (“LAHI”). The manufacture of all vaccine products must be performed in licensed facilities, under approved regulatory methods.  As the USDA licensed manufacturers of record, Select holds the USDA license for Bursaplex® and LAHI holds the USDA license for Newplex™.  Although there are other manufacturers that should be capable of manufacturing avian viral vaccines, we do not currently have alternative sources for production of either product.

If SPAFAS, Select or LAHI is unable to carry out its respective manufacturing obligations (described above) to our satisfaction, we may be unable to obtain alternative manufacturing, or to obtain such manufacturing on commercially reasonable terms or on a timely basis.  A change of any of our suppliers could materially adversely affect our future operating results due to the time it would take a new supplier to obtain regulatory approval by the USDA of its production process or manufacturing facilities.  Current regulatory approvals in foreign countries are or will be based on AAC-antibody as manufactured by SPAFAS, Bursaplex® as manufactured by Select or Newplex™ as manufactured by LAHI.  A change of manufacturer would result in the need to reapply for regulatory approval in those countries and may lead to suspended sales of that product until new approvals could be secured.  Any delays in securing new approvals would have a material adverse effect on our revenues and growth prospects.  We cannot guarantee that we would be able to secure new approvals in every country or that such approvals would be granted in a timely fashion.

WE FACE RISKS RELATED TO COMPLIANCE WITH LAWS IMPACTING CORPORATE GOVERNANCE AND FINANCIAL REPORTING STANDARDS

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), new Public Company Accounting Oversight Board standards and rules, new SEC regulations, and new Nasdaq National Market rules, are creating uncertainty and expense for companies such as ours.  These new or changed laws, regulations and standards are complex and extensive, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in evolving disclosure and corporate governance practices.  As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities.  In particular, our efforts to comply with Section 404 of Sarbanes-Oxley and the related regulations regarding our assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources.  We expect these efforts to require the continued commitment of significant resources including additional outside legal, accounting and advisory services.  In addition, as our international operations continue to grow and foreign operations become financially significant, it will be necessary for those foreign subsidiaries to meet requirements for internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley.  Due to the limited staffing at some of our foreign subsidiaries, there is no assurance that we would be able to meet requirements for internal control over financial reporting, particularly requirements for segregation of duties.  If we fail to comply with new or changed laws, regulations and standards, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.  Any such action could adversely affect our financial results and the market price of our Common Stock.

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

WE ARE DEPENDENT ON DISTRIBUTORS IN CERTAIN MARKETS

We market and distribute our devices principally by leasing and licensing the systems directly to hatcheries.  In some markets, such as Japan, we instead rely upon distributors for our devices.  We may enter into other such distribution arrangements in the future.  We also rely on third parties to market certain of our vaccine products, such as products containing AAC technology, and we may enter into other arrangements in the future.  There can be no assurance that we can maintain these relationships on terms acceptable to us.  The loss of any of these relationships could materially adversely affect our operating results.  There are a number of risks associated with our dependence on distributors and other third parties including:

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

GOVERNMENT REGULATION AND THE NEED FOR REGULATORY APPROVAL MAY ADVERSELY AFFECT OUR BUSINESS

Regulatory approval required in various areas of our business may materially adversely affect our operations.  The primary emphasis of these requirements is to assure the safety and effectiveness of our products.  While the use of the Inovoject® system is not subject to regulatory approval in the United States, it may require regulatory approval by foreign agencies.  Also, research and development activities and the investigation, manufacture and sale of poultry health products are subject to regulatory approval in the United States by either the USDA or the Food and Drug Administration (FDA) and state agencies, as well as by foreign agencies.  Obtaining regulatory approval is a lengthy, costly and uncertain process.  Approval by the USDA generally takes one to three years, while approval by the FDA may take five or more years.  Approval by foreign governments can take one to five years for an application submitted after U.S. approval.  We currently have no products under development that would require approval by the FDA.  Various problems may arise during the regulatory approval process and may have an adverse impact on our operations.  Changes in the policies of U.S. and foreign regulatory bodies could increase the time required to obtain regulatory approval for each new product.  Delays in obtaining approval may materially adversely affect the marketing of, and the ability to receive revenues and royalties from, products developed by us.  There is no assurance that any future products developed by us or by our collaborative partners will receive regulatory approval without lengthy delays, if at all.  Even when approved, regulators may impose limitations on the uses for which the product may be marketed and may continue to review a product after approving it for marketing.  Regulators may impose restrictions and sanctions, including banning the continued sale of the product, if they discover problems with the product or its manufacturer.

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

OUR INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS

We must continue to attract and retain experienced and highly educated scientific, technical and management personnel and advisors to be able to develop marketable products and maintain a competitive research and technological position.  Competition for qualified employees among biotechnology companies is intense.  There can be no assurance that we will be able to continue to attract and retain qualified staff.  The departure of any key executive or our inability to recruit and retain key scientific or management personnel could have an adverse effect on our business, results of operations or financial condition.  Our ability to replace key individuals may be difficult and may take an extended period of time because of the limited number of individuals in the biotechnology industry with the breadth of skills and experience required to develop and commercialize products successfully.  Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate such individuals.

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

WE HAVE ANTI-TAKEOVER DEFENSES THAT COULD DISCOURAGE OR DELAY A TAKEOVER

Provisions of our certificate of incorporation and bylaws could have the effect of discouraging or delaying an acquisition of our company.  For example, the Board of Directors has the authority to issue up to 15,000,000 shares of Preferred Stock in one or more series and to determine the designations, preferences and relative rights and qualifications, limitations or restrictions of the shares constituting any series of Preferred Stock.  The issuance of Preferred Stock by the Board of Directors could affect the rights of the holders of Common Stock.  For example, an issuance could result in a class of securities outstanding that would have preferences with respect to voting rights and dividends and in liquidation over the Common Stock and could (upon conversion or otherwise) enjoy all of the rights applicable to Common Stock.  The authority of the Board of Directors to issue Preferred Stock potentially could be used to discourage attempts by others to obtain control of us through merger, tender offer, proxy contest or otherwise by making these attempts more difficult to achieve or more costly.  The Board of Directors may issue the Preferred Stock without shareholder approval and such Preferred Stock could have voting and conversion rights that could materially adversely affect the voting power of the holders of Common Stock.  No agreements or understandings currently exist for the issuance of Preferred Stock, and the Board of Directors has no present intention to issue any Preferred Stock.  The Board has adopted a shareholder rights plan that could have the effect of discouraging a takeover of us.  The rights plan, if triggered, would make it more difficult to acquire us by, among other things, allowing existing shareholders to acquire additional shares of Common Stock at a substantial discount, thus substantially inhibiting the ability of an interested party to obtain control of our company.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.          Defaults Upon Senior Securities

Not applicable.

Item 4.          Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.          Other Information

Not applicable.

Item 6.          Exhibits

Exhibit Number	Description of Document

4.1

Rights Agreement dated as of March 6, 2006 between Embrex, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.01 to Embrex’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 9, 2006)

10.1

Severance and General Release Agreement dated March 13, 2006 between Embrex, Inc. and Brian Hrudka (incorporated herein by reference to Exhibit 10.1 to Embrex’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 24, 2006)

10.2

Independent Contractor Agreement dated March 20, 2006 between Embrex, Inc. and Brian Hrudka (incorporated herein by reference to Exhibit 10.2 to Embrex’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 24, 2006)

10.3

Resignation and General Release Agreement dated March 23, 2006 between Embrex, Inc. and Catherine A. Ricks (incorporated herein by reference to Exhibit 10.1 to Embrex’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 4, 2006)

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

Date: May 8, 2006
EMBREX, INC.

	By:	/s/ Randall L. Marcuson

Randall L. Marcuson
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

4.1

Rights Agreement dated as of March 6, 2006 between Embrex, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.01 to Embrex’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 9, 2006)

10.1

Severance and General Release Agreement dated March 13, 2006 between Embrex, Inc. and Brian Hrudka (incorporated herein by reference to Exhibit 10.1 to Embrex’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 24, 2006)

10.2

Independent Contractor Agreement dated March 20, 2006 between Embrex, Inc. and Brian Hrudka (incorporated herein by reference to Exhibit 10.2 to Embrex’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 24, 2006)

10.3

Resignation and General Release Agreement dated March 23, 2006 between Embrex, Inc. and Catherine A. Ricks (incorporated herein by reference to Exhibit 10.1 to Embrex’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 4, 2006)

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