Form 10-Q
period 2006-06-30
EMBREX INC /NC/
filed 2006-08-07
CIK 878725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

Commission File No. 000-19495

Embrex, Inc.

(Exact name of registrant as specified in its charter)

North Carolina	56-1469825

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1040 Swabia Court, Durham, NC	27703

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (919) 941-5185

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

The number of shares of Common Stock, $0.01 par value, outstanding as of July 26, 2006 was 8,340,384.

EMBREX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Embrex, Inc.

Consolidated Balance Sheets
 (In thousands, except share and per share amounts)
 (*Unaudited)

	June 30, 2006*	December 31, 2005

ASSETS
Current Assets
Cash and cash equivalents	$1,647	$1,975
Restricted cash	122	116
Accounts receivable – trade (net of allowance of $472 and $332 in 2006 and 2005, respectively)	7,852	7,815
Inventories:
Materials and supplies	2,908	2,927
Product	1,434	1,377
Current deferred tax asset	1,026	1,149
Other current assets	1,583	1,970

Total Current Assets	16,572	17,329
Land	741	336
Devices under construction	4,145	3,368
Devices	57,495	52,998
Less accumulated depreciation	(35,177)	(32,653)

	22,318	20,345
Plant and Equipment	32,538	31,869
Less accumulated depreciation and amortization	(12,329)	(11,371)

	20,209	20,498
Other Assets
Intangible assets (net of accumulated amortization of $813 in 2006 and $682 in 2005)	6,244	5,371
Long-term deferred tax asset	271	45
Other long-term assets	516	182

Total Other Assets	7,031	5,598

Total Assets	$71,016	$67,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$740	$949
Accrued expenses	4,950	4,647
Deferred revenue	756	668
Product warranty accrual	168	149
Notes payable – current portion	541	463
Current portion of capital lease obligations	5	7

Total Current Liabilities	7,160	6,883

Long-term debt, less current portion	7,939	8,133
Capital Lease Obligations, less current portion	8	11
Shareholders’ Equity
Common Stock, $0.01 par value per share:
Authorized - 30,000,000 shares; Issued and outstanding – 8,306,609 net of 1,674,666 treasury shares and 8,134,447 net of 1,674,666 treasury shares at June 30, 2006 and December 31, 2005, respectively.	99	97
Additional paid-in capital	68,103	67,854
Accumulated other comprehensive income	800	349
Deferred compensation	-0-	(1,318)
Retained earnings	6,754	5,312
Treasury stock	(19,847)	(19,847)

Total Shareholders’ Equity	55,909	52,447

Total Liabilities and Shareholders’ Equity	$71,016	$67,474

See accompanying notes.

Embrex, Inc.

Consolidated Statements of Operations
 (Unaudited)
 (In thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Revenues
Device revenues	$12,202	$12,172	$24,462	$24,094
Product sales	860	724	1,532	1,423
Other revenues	227	122	498	264

Total Revenues	13,289	13,018	26,492	25,781
Cost of Device Revenues and Product Sales	5,477	5,487	10,834	10,980

Gross Profit	7,812	7,531	15,658	14,801
Operating Expenses
General and administrative	2,909	2,694	5,798	5,268
Sales and marketing	1,626	1,216	3,261	2,195
Research and development	2,163	2,249	4,651	5,000

Total Operating Expenses	6,698	6,159	13,710	12,463
Operating Income	1,114	1,372	1,948	2,338
Other Income (Expense)
Interest income	47	42	112	64
Interest expense	(122)	(19)	(125)	(25)
Other Income	21	50	97	177

Total Other Income (Expense)	(54)	73	84	216

Income Before Income Tax Expense	1,060	1,445	2,032	2,554
Income Tax Expense	527	199	590	698

Net Income	$533	$1,246	$1,442	$1,856

Net Income per share of Common Stock:
Basic	$0.06	$0.16	$0.18	$0.23
Diluted	$0.06	$0.15	$0.17	$0.22
Number of Shares Used in Per Share Calculation:
Basic	8,254	7,964	8,216	7,950
Diluted	8,446	8,278	8,467	8,275

See accompanying notes.

Embrex, Inc.

Consolidated Statements of Cash Flows
 (Unaudited)
(In thousands)

	Six Months Ended June 30

	2006	2005

Operating Activities
Net income	$1,442	$1,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,764	3,117
Loss on sale of fixed assets	23	15
Change in restricted cash	(6)	(1)
Change in deferred tax asset	(104)	(48)
Restricted Stock Amortization	-0-	271
Equity compensation	482	-0-
Changes in operating assets and liabilities:
Accounts receivable, inventories and other current assets	312	1,484
Accounts payable, accrued expenses, deferred revenue and warranty accrual	217	(1,508)

Net Cash Provided By Operating Activities	6,130	5,186
Investing Activities
Purchases of devices, equipment, furniture and fixtures	(6,540)	(7,266)
Cash proceeds from sale of devices, equipment, furniture and fixtures	11	10
Investment in patents and other non-current assets	(1,331)	(905)

Net Cash Used In Investing Activities	(7,860)	(8,161)
Financing Activities
Issuance of common stock	913	381
Tax benefit of equity-based compensation	175	-0-
Net change in the line of credit	89	-0-
Repayment of long-term debt, capital lease obligations and other long-term liabilities	(226)	(209)

Net Cash Provided By Financing Activities	951	172
Decrease in cash and cash equivalents	(779)	(2,803)
Currency translation adjustments	451	224
Cash and cash equivalents at beginning of period	1,975	4,469

Cash And Cash Equivalents At End Of Period	$1,647	$1,890

See accompanying notes.

FORM 10-Q
 June 30, 2006

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd., Inovoject do Brasil Ltda., Embrex Poultry Health, LLC, Embrex de Mexico S. de R.L. de C.V. and Vaccination Services S. de R.L. de C.V. (“Embrex” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included.  Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be attained for the entire year.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

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

Revenue Recognition

Revenues for devices subject to lease agreements are recognized based on eggs processed during the period in accordance with lease terms.  Product sales are recognized upon delivery, as that is when title passes to the customer.  Contract research revenue is recognized as services are performed or as milestones are met over the term of the contract.  Grant revenue is recognized as expenses related to the specific grants are incurred.  Revenue received, but not yet earned, is classified as deferred revenue.  Revenue received from sales of devices to vaccine manufacturers is recognized when the device has been installed and has passed on-site testing.  These sales frequently include a maintenance agreement for which the revenue is recognized over the period covered by the agreement.  All revenues are recognized net of any applicable sales, use or rental taxes.

The revenues section of the consolidated statements of operations divides revenues into three sections: device revenues, which include device lease fees and device sales; product sales, all or most of which are derived from sales of the Company’s vaccine, Bursaplex®; and other revenues, which include income derived from contract research and development, and grant sources.

Allowance for Uncollectible Accounts

To date, the Company has not experienced any material trade accounts receivable collection issues.  However, based on a review of cumulative balances, industry experience and the current economic environment, the Company ordinarily reserves from 2% to 4% of trade accounts receivable, depending on the credit terms in various markets, as an allowance for uncollectible accounts. In addition, adjustments due to the financial stability of individual customers will affect the overall percentage reserved. Once the Company determines an account is uncollectible it writes off the receivable balance against the reserve. Accounts are written off based on individual circumstances and only after all reasonable efforts of collection have been exhausted.  The consolidated balance reserved for uncollectible accounts as of June 30, 2006 was $0.5 million, which represents 6% of the trade accounts receivable balance as of June 30, 2006.  The current reserve percentage of 6% exceeds the range described above primarily due to the Company’s concerns regarding avian influenza outbreaks overseas and the potential impact on the operations and financial condition of the Company’s customers in the U.S. and abroad.  The reserve amount has increased $0.2 million since December 31, 2005.

Warranty Accruals

To date, the Company has not experienced any material device or product warranty issues in excess of amounts reserved.  Based on the sale and lease of devices and sale of products, the Company has established a reserve for future claims.  The reserve is based on the estimated damages that a customer would experience if an Inovoject® system or batch of Bursaplex® should fail to perform to product specifications. The consolidated balance reserved for warranties as of June 30, 2006 was $0.2 million.

Inventory Obsolescence

To date, the Company has not experienced any material inventory obsolescence.  However, based on a percentage of the current product and device parts inventory levels, the Company has established a reserve against future device parts obsolescence due to technological improvements and limited shelf life of product inventories.  The percentage used to calculate the reserve is based on a historical percentage rate adjusted for anticipated technological advances on devices and shelf life of existing vaccine product inventories.  The consolidated balance reserved for product and parts obsolescence as of June 30, 2006 was $0.3 million.

Deferred Tax Assets

The Company records deferred tax assets based upon amounts that are likely to be realized. Based on the Company’s recent profitability and belief that 2006 will result in an overall profit, the Company has recorded net current deferred tax assets of $1.0 million.  The Company has also recorded a long-term tax asset of $0.3 million due to research and development (“R&D”) tax credits and depreciation timing differences.  The Company’s net deferred tax assets include a valuation allowance for two items that the Company may not be able to realize in future periods. The two items are R&D tax credits and deferred tax assets in foreign subsidiaries. This determination is based, in part, on historical operating performance as well as the likelihood of future income. The valuation allowance will be reduced when the Company believes that the likelihood of realizing the related assets is more likely than not. In the event the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. However, in the event the Company determines that it would not be able to realize its net recorded deferred tax asset in the future, an adjustment to the valuation allowance would decrease income in the period such determination was made.

Employee Fringe Benefit Plan Accrual

The Company has established a reserve related to its employee fringe benefit plan.  The most significant component of the accrual is the amount reserved for the employee self-insured health plan. The amount of the reserve is based on management’s estimate of future employee health claims.  The reserve covers expected short-term claims and is based on historical data adjusted for major events and anticipated changes in headcount or participation. The net balance reserved for the employee self-insured health plan as of June 30, 2006 was $0.2 million.

Employee Short-Term Incentive Compensation Accrual

The Company accrues for payments to employees under a short-term incentive plan.  The accrual is based upon the Company’s net income performance against a target established by the Board of Directors.  The accrual is recorded monthly and re-evaluated quarterly based upon the Company’s projections for the year.  Payments to employees are based upon the Company’s performance against targets as well as the employees’ contribution as measured against their individual contribution plan.  The net balance accrued for the employee short-term incentive compensation plan as of June 30, 2006 was $0.5 million.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows.”  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  SFAS 123(R) is effective for the beginning of the first interim or annual period beginning after December 31, 2005.  Therefore, the Company adopted SFAS 123(R) on January 1, 2006.  The impact of the adoption of SFAS 123(R) is described below under the heading “SHARE-BASED COMPENSATION PLANS.”

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 applies to all voluntary changes in accounting principle and modifies the requirements for accounting for and reporting a change in accounting principle.  SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.   SFAS 154 requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. APB 20 previously required that such a change be reported as a change in accounting principle.  The adoption of SFAS 154 is not expected to have a material impact on the financial statements of the Company.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which provided clarification of the accounting under SFAS No. 109, “Accounting for Income Taxes.”  The interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation is effective for fiscal years beginning after December 15, 2006.  Therefore, the Company plans to adopt FIN 48 on January 1, 2007.  The Company is currently evaluating the details of the interpretation, but it has not yet determined the impact it will have on the Company’s consolidated financial statements.

SHARE-BASED COMPENSATION PLANS

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan for its U.S.-based employees (the “U.S. Purchase Plan”) and a similar plan for some of its employees outside the U.S. (the “Non-U.S. Purchase Plan,” and together with the U.S. Purchase Plan, the “Purchase Plans”).  Under the terms of each of the Purchase Plans, all regular full-time employees of the Company (or the Company’s subsidiaries) may make voluntary payroll contributions, thereby enabling them to purchase Common Stock. Contributions are limited to 20% of an employee’s compensation. As of June 30, 2006, the number of shares that may be issued under the Purchase Plans together shall not exceed 500,000. Of this amount, 221,039 shares are available for future purchases. The purchase price of the Common Stock is the lesser of 85% of the fair market value on the first business day of the plan year, which runs from July 1 in one year to June 30 in the succeeding year, or 85% of the fair market value on the date of exercise, which can occur at any time during the plan year, as determined by each participating employee.  During the three months ended June 30, 2006 and 2005, there were 29,832 and 23,490 shares, respectively, of Common Stock purchased. The weighted-average purchase price of these shares was $8.75 and $9.52, respectively. During the six months ended June 30, 2006 and 2005, 34,545 shares and 27,409 shares, respectively, of Common Stock were purchased. The weighted-average purchase price of these shares was $8.86 and $9.64, respectively.

Other Share-Based Compensation Plans

In addition to the Purchase Plans, the Company maintains other share-based compensation plans (the “Share Plans”) under which it may provide to eligible employees and directors share-based compensation in the form of restricted stock-type awards (i.e., restricted stock and restricted stock units) and option-type awards (i.e., stock appreciation rights, incentive stock options and non-qualified stock options).  Option-type awards are granted with an exercise price equal to the market price of the Company’s Common Stock on the date of grant, and vest based on four years of continuous service with ten-year contractual terms.  Restricted stock-type awards do not have an exercise price and vest over four years as well.  Certain awards under the Share Plans provide for accelerated vesting if there is a change in control of the Company.  As of June 30, 2006, a total of 2,092,258 shares of Common Stock were reserved for future issuance under the Share Plans. Of this amount, 610,596 shares were available for future awards.

The following table summarizes the activity of restricted stock awards:

	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2004	87,025	$10.91
Granted	-0-	—
Vested	(24,975)	$10.67
Forfeited	-0-	—

Nonvested at December 31, 2005	62,050	$11.01
Granted	-0-	—
Vested	(23,725)	$10.75
Forfeited	(4,550)	$10.55

Nonvested at June 30, 2006	33,775	$11 .24

The aggregate pre-tax, vest-date intrinsic value of restricted stock-type awards that vested during the three months ended June 30, 2006 and 2005 was $11.77 and $11.70, respectively. The aggregate pre-tax, vest-date intrinsic value of restricted stock-type awards that vested during the six months ended June 30, 2006 and 2005 was $12.03 and $11.73, respectively.

The following table summarizes the activity of restricted stock unit awards:

	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2004	-0-	—
Granted	114,940	$11.25
Vested	-0-	—
Forfeited	(480)	$11.25

Nonvested at December 31, 2005	114,460	$11.25
Granted	-0-	—
Vested	(37,990)	$11.25
Forfeited	(6,720)	$11.25

Nonvested at June 30, 2006	69,750	$11.25

No restricted stock unit awards vested during the three months ended June 30, 2006 and 2005. The aggregate pre-tax, vest-date intrinsic value of restricted stock unit awards that vested during the six months ended June 30, 2006 was $13.86. No restricted stock unit awards vested during the six months ended June 30, 2005.

The following table summarizes the activity of stock option awards:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Pre-Tax Intrinsic Value

Outstanding at December 31, 2004	1,772,932	$11.50
Granted	2,000	$11.57
Exercised	(151,594)	$6.86
Forfeited or expired	(32,510)	$14.80

Outstanding at December 31, 2005	1,590,828	$11.88
Granted	-0-	—
Exercised	(90,552)	$6.69
Forfeited or expired	(103,014)	$15.38

Outstanding at June 30, 2006	1,397,262	$11.96	4.5	$1,515,438
Vested & expected to vest at June 30, 2006	1,387,403	$11.96	4.5	$1,514,181
Exercisable at June 30, 2006	1,282,415	$11.96	4.2	$1,498,323

The following table summarizes significant ranges of exercise prices of outstanding and exercisable options as of June 30, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share

$5.13 - $9.66	496,876	3.1	$7.04	458,477	$6.82
$10.50 - $13.09	367,975	5.5	$11.70	295,277	$11.37
$13.25 - $17.25	276,491	4.7	$15.56	272,741	$15.59
$17.99	255,920	5.6	$17.99	255,920	$17.99

Total	1,397,262	4.5	$11.96	1,282,415	$11.96

Share-Based Compensation Expense

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based compensation awards made to employees and directors based on estimated fair values.  SFAS 123(R) supersedes the Company’s previous accounting under APB 25 for periods beginning on or after January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $241 thousand and $482 thousand, respectively.  Share-based compensation expense of $84 thousand and $271 thousand was recognized under previous accounting standards for the three and six months ended June 30, 2005, respectively.  As of June 30, 2006, there was $1.2 million of total unrecognized compensation cost related to outstanding awards that are expected to vest in the future; the weighted-average period over which that cost is expected to be recognized is 1.9  years.  The actual tax benefit realized from tax deductions relating to stock option exercises for the three-months ended June 30, 2006 and 2005, was $87 thousand and $4 thousand, respectively. The actual tax benefit realized from tax deductions relating to stock option exercises for the six-months ended June 30, 2006 and 2005, was $175 thousand and $13 thousand, respectively.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.  Compensation expense for all stock option-type awards granted on or prior to December 31, 2005 has been and will continue to be recognized using the accelerated multiple-option approach while compensation expense for all restricted stock-type awards granted on or prior to December 31, 2005 has been and will continue to be recognized using the straight-line single-option method.  Both restricted stock-type and option-type awards granted subsequent to December 31, 2005 will be recognized using the straight-line single-option method.

Prior to the Company’s adoption of SFAS 123(R) on January 1, 2006, the Company accounted for forfeitures as they occurred.  SFAS 123(R), however, requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ, or are expected to differ, from those estimates.  Estimated forfeitures differ among award type and among grantee groups that have significantly different historical forfeiture behavior.  As share-based compensation expense recognized in the Consolidated Statement of Operations for the first six months of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R).

The Company computed the fair value of option-type awards granted under the Share Plans and Purchase Plans option elements using the Black-Scholes-Merton closed-form option pricing model. The weighted-average assumptions used in this model to estimate fair value and resulting values are as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Option-Type Awards under the Share Plans
Expected dividend yield (1)	*	*	*	0.0%
Risk-free interest rate (2)	*	*	*	3.5%
Expected volatility (3)	*	*	*	57.0%
Expected life (in years) (4)	*	*	*	4.5
Weighted-average grant-date fair value per share	*	*	*	$5.70
Purchase Plans
Expected dividend yield (1)	*	0.0%	0.0%	0.0%
Risk-free interest rate (2)	*	3.0%	4.5%	2.8%
Expected volatility (3)	*	57.0%	42.7%	57.0%
Expected life (in years) (4)	*	.1	0.4	0.3
Weighted-average grant-date fair value per share	*	$2.74	$3.53	$3.52

*	Not applicable, since there were no related awards granted in this period.
1.	The Company has no plans to pay a dividend during the expected life of the option-type awards or Purchase Plans option elements.
2.	Represents the risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant.
3.

Based on the historical daily percentage change in the price of the Company’s Common Stock. Beginning as of January 1, 2006, the historical period referenced for this purpose is the most recent period of time equal to the length of the expected life of the applicable option-type award or Purchase Plans option element.

4.

Represents the weighted-average period of time that the option-type awards or Purchase Plans option elements are expected to be outstanding.  Where relevant, the expected term for option-type awards differs among grantee groups with similar, historical exercise behavior.

Pro Forma Information Under SFAS 123 for Periods Ending on or before December 31, 2005

Pro forma information regarding share-based compensation is as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005 (unaudited)	Six Months Ended June 30, 2005 (unaudited)

Net income, as reported	$1,246	$1,856
Add: Non-cash share-based compensation included in net income, net of related tax effects	151	197
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(315)	(501)
Pro forma net income	$1,082	$1,552
Earnings per share:
Basic—as reported	$0.16	$0.23
Basic—pro forma	$0.14	$0.20
Diluted—as reported	$0.15	$0.22
Diluted—pro forma	$0.13	$0.19

Note 3 - Revenues

Device revenues include device-related income, which consists of Inovoject® system lease fees, Inovoject® system sales, Egg Remover® fees, Egg Remover® sales, Vaccine Saver® fees, Vaccine Saver® sales and Inovoject® system distributor royalties. Product sales include sales of Bursaplex®, the Company’s in ovo infectious bursal disease vaccine.  The item “other revenues” includes revenues derived from contract research and development, and grant sources.

Note 4 – Plant and Equipment

Plant and equipment are recorded at cost.  Depreciation is computed principally by using straight-line methods over the estimated useful lives of the assets placed in service, generally three to seven years.  Manufacturing buildings and equipment are depreciated using the same methodology, but could be depreciated over a period spanning from 5 years to 40 years.  The Company’s total depreciation expense for plant and equipment for the six months ended June 30, 2006 was $1.2 million. Plant and equipment, at cost, consist of (in thousands):

(*unaudited)	June 30, 2006*	December 31, 2005

Plant and equipment
Office buildings	$274	$122
Building and land improvements	8,161	299
Manufacturing equipment	6,497	1,011
Construction in progress	-0-	13,225
Leasehold improvements	5,626	5,613
Furniture, office and lab equipment, other	9,475	9,164
Vehicles	2,505	2,435

Total plant and equipment	$32,538	$31,869
Less: accumulated depreciation	(12,329)	(11,371)

Net plant and equipment	$20,209	$20,498

Note 5 – Intangible Assets

The Company capitalizes legal costs incurred in conjunction with the application for and filing of U.S. patents on internally developed technology, as well as the costs incurred to acquire exclusive licenses of U.S. patents. Exclusive license agreements are amortized over the period of the license, and patents are amortized over the shorter of the useful or legal life of the patent.  In some cases, patent infringement lawsuit expenses are capitalized and then amortized using the straight-line method upon successful defense and over the remaining life of the related patent.  In the second quarter of 2006, approximately $0.3 million of expenses related to patent infringement lawsuits were capitalized. As of June 30, 2006, an aggregate of $2.5 million of legal expenses related to patent infringement lawsuits currently pending were capitalized.  If the lawsuits covered by these expenses are not resolved in the Company’s favor, either via settlement or judgment by the applicable court, the capitalized cost will be expensed at the earlier of the time of resolution or when the Company determines that the lawsuits will not be resolved in the Company’s favor.   In addition, capitalized costs incurred to obtain patents on internally developed technology would be expensed at the time the Company decides to abandon a patent application or a patent is denied. The Company’s total amortization expense of intangible assets for the six-month periods ended June 30, 2006 and 2005 was approximately $0.1 million.  The Company estimates amortization of intangible assets will be approximately $0.2 million per year over the next five years based on current asset values and remaining lives.  Trademarks and goodwill are not amortized, but analyzed for impairment annually, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”.  Net intangible assets consist of (in thousands):

(*unaudited)	June 30, 2006*	December 31, 2005

Intangible assets
Patents and exclusive patent licenses	$5,404	$4,583
Goodwill	632	587
Trademarks	174	163
Other intangibles	34	38

Net intangible assets	$6,244	$5,371

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

Note 7 - Income Tax Expense

The reported tax rate for second quarter 2006 was 50% in comparison to the 14% reported tax rate for second quarter 2005.  The reported tax rate for the six-months ended June 30, 2006 was 29% in comparison to the 27% reported tax rate for the same period in 2005.  The reported tax rate for the second-quarter of 2006 increased over the same period in 2005 primarily due to the tax benefit of $0.5 million recorded from the filing of amended tax returns for 2001 and 2002 in the second quarter of 2005.   The returns were amended to reflect the Company’s claim for extraterritorial income exclusion.  The filings of these amended returns represent discrete events that provided the Company tax benefits in the second quarter of 2005.  The reported tax rates for the second quarter of 2005 and the six-months ended June 30, 2005 would have been 48% and 47%, respectively, if the tax returns were not amended.

In addition, the Company filed an election during the first quarter of 2006 to change the U.S. tax classification of one of its subsidiaries.  As a result of this election, an adjustment was recorded that increased the deferred tax asset and reduced the provision for income taxes.  The tax benefit related to this adjustment was approximately $0.4 million and was recorded as a discrete benefit in the first quarter 2006, resulting in a lower tax rate in the first six-months of 2006.  The reported tax rate for the six-months ended June 30, 2006 would have been 49% if the election had not been filed.

In the second quarter of 2006, withholding taxes accounted for 11 percentage points of the 50% tax rate, and U.S. and non-U.S. income taxes represented the remaining 39 percentage points.  In the same period of 2005, the 14% reported tax rate included 7 percentage points of withholding tax and 7 percentage points due to income taxes.  Withholding taxes are assessed on revenues in non-U.S. markets, regardless of taxable income position.

In the first half of 2006, withholding taxes accounted for 12 percentage points of the 29% tax rate, and U.S. and non-U.S. income taxes represented the remaining 17 percentage points.  In the same period of 2005, the 27% reported tax rate included 12 percentage points of withholding tax and 15 percentage points due to income taxes.

Note 8 - Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30 (unaudited)		Six Months Ended June 30 (unaudited)

	2006	2005	2006	2005

Numerator:
Net Income	$533	$1,246	$1,442	$1,856

Denominator:
Denominator for basic net income per share—weighted-average	8,254	7,964	8,216	7,950
Effect of Dilutive Securities: Stock Options, Restricted Stock and Restricted Stock Units	192	314	251	325
Denominator for diluted net income per share—adjusted weighted-average shares and assumed option exercises	8,446	8,278	8,467	8,275

Basic net income per share	$0.06	$0.16	$0.18	$0.23

Diluted net income per share	$0.06	$0.15	$0.17	$0.22

Basic net income per share was determined by dividing net income by the weighted-average number of shares of Common Stock outstanding during each period presented. Diluted net income per share is based on the average number of shares used for the basic net income per share calculation, adjusted for the dilutive effect of stock options, restricted stock and restricted stock units.  The dilutive effect of these securities was calculated using the Treasury Stock Method.  For the diluted net income per share denominator 742,259 and 813,688 shares underlying outstanding stock options were excluded from the calculation for the three months ended June 30, 2006 and June 30, 2005, respectively, because the exercise price of such options exceeded the average closing price of the Company’s Common Stock during the applicable period and, thus, are non-dilutive.

For the diluted net income per share denominator, 761,222 and 813,061 shares underlying outstanding stock options were excluded from the calculation for the six months ended June 30, 2006 and June 30, 2005, respectively, for the same reason as listed above.

Note 9 - Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes standards for reporting and display of comprehensive income and its components in the financial statements.  In accordance with SFAS 130, the Company has determined total comprehensive income net of tax to be $0.7 million and $1.5 million for the quarters ended June 30, 2006 and 2005, respectively.  For the six-month period ended June 30, 2006 and 2005, the Company has determined total comprehensive income net of tax to be $1.9 million and $2.1 million, respectively.  The Company’s total comprehensive income represents net income plus the effect of foreign currency translation adjustments for the periods presented as summarized below (in thousands):

	Three Months Ended June 30 (unaudited)		Six Months Ended June 30 (unaudited)

	2006	2005	2006	2005

Net Income	$533	$1,246	$1,442	$1,856
Currency Translation Adjustments	126	291	451	224

Comprehensive Income	$659	$1,537	$1,893	$2,080

Note 10 - Segments

The Company operates in a single segment.  The table below presents the Company’s operations by geographic area (in thousands):

(* unaudited)	Three Months Ended June 30		Six Months Ended June 30

	2006 *	2005 *	2006 *	2005 *

U.S. Revenues:
Device Revenues	$8,074	$8,317	$16,165	$16,351
Product Sales	-0-	-0-	-0-	-0-
Other Revenues	180	96	413	210

Total U.S. Revenues	$8,254	$8,413	$16,578	$16,561
International Revenues:
Device Revenues	$4,128	$3,854	$8,297	$7,743
Product Sales	860	724	1,532	1,423
Other Revenues	47	27	85	54

Total International Revenues	$5,035	$4,605	$9,914	$9,220
Total Revenues	$13,289	$13,018	$26,492	$25,781

Total Assets:	June 30, 2006 *	December 31, 2005

United States	$53,956	$51,885
International	17,060	15,589

Total	$71,016	$67,474

Depreciation and Amortization Expense:	June 30, 2006 *	December 31, 2005

United States	2,495	$3,914
International	1,269	2,549

Total Depreciation and Amortization Expense	$3,764	$6,463

Note 11 - Debt

The Company obtained a $9.0 million construction/term loan from its bank, Branch Banking and Trust Company (“BB&T”), in August 2003 to be used for construction and equipping of Embrex Poultry Health, LLC, the Company’s Inovocox™ vaccine manufacturing facility located in Scotland County, North Carolina.  The interest rate of the loan is based on the one-month LIBOR plus 1.50%, which is a 15 basis point reduction since the first quarter 2006.  The loan has a term of 139 months, or 11.5 years, with payments of interest only for the first 18 months.  Principal repayment on the loan began in March 2005 at the end of the interest only period and equal monthly installments of principal plus interest are payable over the remainder of the loan term.  At June 30, 2006, $8.4 million of the construction/term loan was outstanding.

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

The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities.  While it is not possible to determine the ultimate outcome of those actions, in the opinion of management, after discussion with legal counsel, it is unlikely that the outcome of such litigation and other proceedings will have a material adverse effect on the results of the Company’s operations or its financial position, except that capitalized costs related to lawsuits could be expensed in future periods.  See Note 5, “Intangible Assets,” above.

The Company operates in multiple tax jurisdictions and significant judgment is required in determining its worldwide provision for income taxes.  In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain.  Although the Company believes its approach to determining its various tax provisions is reasonable, no assurance can be given that the final outcome will not be materially different than that which is reflected in the Company’s historical income tax provision and accruals upon review by taxing authorities.  Management believes that adequate amounts of tax and related interest and penalties, if any, have been reserved for any adjustments that may result from years open to examination from taxing authorities. As of June 30, 2006, $0.9 million has been reserved.

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

The Company cautions that any such forward-looking statements include statements with respect to future products, services, markets and financial results.  These statements involve risks and uncertainties that could cause actual results to differ materially.  Risks include, without limitation, the degree of growth in the poultry industry in the U.S. and globally, competition arising within the United States and elsewhere, possible decreases in production by the Company’s customers, avian disease outbreaks in the Company’s markets, and market acceptance and cost of expansion in new geographic markets.  Additional risks include the Company’s ability to penetrate new markets and the degree of market acceptance of new products, the complete development and commercialization of potential future products and approved products on a cost effective basis, including Newplex™ and Inovocox ™, the availability of adequate product supplies, the ability of the Company’s contract manufacturers to support its products, and the ability to obtain regulatory approval of products.  Such approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials and potential changes in regulations.  Additional information on these risks and other factors that could affect the Company’s consolidated financial results are described in Part II, Item 1A, “Risk Factors,” below and in the Company’s other filings with the Securities and Exchange Commission, including the Company’s Forms 10-Q, 10-K and 8-K.

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

INTRODUCTION

Embrex, the In Ovo Company®, is an international biotechnology company engaged in the development of innovative in ovo solutions that meet the needs of the global poultry industry.  The Company derives most of its global revenues from lease fees for the number of eggs processed by its Inovoject® systems. Other revenue sources for the Company come from lease fees related to its Egg Remover® systems and Vaccine Saver® option installations. In addition to these sources, the Company may sell each of these devices to distributors under special circumstances in selected countries and to human flu vaccine manufacturers. Revenues from these sources are categorized as device revenues in the Company’s financial statements. Another source of revenue for the Company is product sales, which currently consist of sales of Bursaplex®, an in ovo vaccine for infectious bursal disease.  The Company also derives some revenues from contract research and development, and grant sources.  The Company’s cost of revenues is primarily attributable to the costs of supporting the Company’s devices at customer locations around the world.  These costs include the labor, travel and parts necessary to ensure proper biological and mechanical operation, as well as maintenance of Embrex’s devices located at hatcheries of the Company’s customers.  These costs also include associated depreciation, as well as sales and property tax expenses. The Company has also built the Embrex Poultry Health, LLC (Embrex Poultry Health or “EPH”) vaccine manufacturing facility.  In April 2006, the United States Department of Agriculture (“USDA”) granted product and manufacturing facility approvals for the Company to produce Inovocox™, an in ovo vaccine for the control of coccidiosis, at EPH.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 and 2005

CONSOLIDATED NET INCOME

(dollars in thousands except per share amounts)

	Three Months Ended June 30 (unaudited)

	2006	2005	Change	Change

Total Revenue	$13,289	$13,018	$271	2%
Gross Profit	$7,812	$7,531	$281	4%
Operating Income	$1,114	$1,372	$(258)	-19%
Net Income	$533	$1,246	$(713)	-57%
Earnings per share – basic	$0.06	$0.16	$0.10	-63%
Earnings per share – diluted	$0.06	$0.15	$0.09	-60%

Consolidated net income was $0.5 million for the second quarter of 2006, a $0.7 million, or 57% reduction in comparison to the same period in 2005. Diluted earnings per share were $0.06 for second quarter 2006 and $0.15 for the same period in 2005.    Second-quarter 2006 earnings per share of $0.06 includes $0.04 of depreciation and term loan interest that the Company began to expense for Embrex Poultry Health after the Inovocox™ vaccine and the facility were approved by the USDA in April.  Second-quarter 2005 earnings per share of $0.15 includes $0.10 of capitalized Inovocox™ pre-licensure serials amounting to $0.5 million and extraterritorial income exclusions from the filing of 2001 and 2002 amended tax returns that amounted to another $0.5 million.

OUTSTANDING SHARES

(in thousands except percentages)

	Three Months Ended June 30 (unaudited)

	2006	2005	Change	Change

Basic Weighted Average Shares Outstanding	8,254	7,964	290	4%
Diluted Weighted Average Shares Outstanding	8,446	8,278	168	2%

The basic weighted average shares outstanding increased by 290 thousand shares, or 4%, from second quarter 2005 to the same period in 2006. The diluted weighted-average shares outstanding increased by 168 thousand shares, or 2% in the second quarter of 2006 over the same period in 2005.  These increases are primarily attributable to stock option exercises and the vesting of restricted stock grants.

CONSOLIDATED REVENUES

(dollars in thousands)

	Three Months Ended June 30 (unaudited)

	2006	2005	Change	Change

Device revenues	$12,202	$12,172	$30	0%
Product sales	860	724	136	19%
Other revenues	227	122	105	86%

Total revenues	$13,289	$13,018	$271	2%

Consolidated revenues for the second quarter of 2006 totaled $13.3 million, representing an increase of 2% over consolidated revenues of $13.0 million for the same period in 2005.

In the second quarter of 2006, device revenues were essentially unchanged.  An increase in installed Inovoject® systems, particularly in Latin America, and new Egg Remover® installations were somewhat offset by reduced egg sets as customers adjusted to supply and demand factors in both domestic and export markets.  The 2006 second quarter device revenues include an increase of $0.1 million in device lease fees derived from single- and multi-year contracts and paid trials from the second quarter of 2005. These recurring fees generally contribute more than 90% of the device revenues in most quarters.    Device revenues also include sales of Inovoject® and Egg Remover® systems to distributors and human flu vaccine manufacturers. The sporadic nature of Inovoject® and Egg Remover® system sales to distributors and human flu vaccine companies may cause variability in revenue and gross profit on an annual and quarterly basis.  For the second quarter of 2006, device sales were unchanged at $0.1 million when compared to the same period of 2005.  Overall, device revenues totaled $12.2 million for both the second quarter of 2006 and 2005.

Product sales consisted of revenues from sales of Bursaplex®, the Company’s proprietary vaccine for avian infectious bursal disease (“IBD”).  Bursaplex® is a product that uses the Company’s antigen-antibody complex (“AAC”) technology.  To date, approval to sell Bursaplex® has been received in 33 countries.  Currently, Bursaplex® vaccine is being marketed in most of the countries where regulatory approval has been obtained.  Regulatory approvals are being sought in various Latin American, Middle Eastern and Asian markets for in ovo and post-hatch use of Bursaplex® vaccine.  Product sales for the second quarter of 2006 totaled $0.9 million, representing an increase of 19% over product sales of $0.7 million for the same period in 2005.  This was primarily due to increased Bursaplex® sales in Asia that occurred as the effects of avian influenza outbreaks subsided and poultry production in the region increased.

Other revenues increased from $0.1 million in the second quarter of 2005 to $0.2 million for the same period in 2006.  The majority of other revenues in the second quarter of 2006 consisted of funding from contract research and development, and grant sources.  The increase in other revenues was caused mainly by variability in grant income from the second-quarter of 2005 to the same period in 2006.

COST OF REVENUE

Gross margin improved one percentage point to 59% for the second quarter of 2006 compared to 58% for the same period of 2005. This is primarily due to certain sales and marketing expenses that were previously allocated to cost of revenue in 2005 have been retained in sales and marketing expenses in 2006 because such expenses are now primarily related to the support of the Company’s installed product base rather than the sale of the Company’s products.  Additional sales and marketing expenses may continue to be recorded under this classification rather than allocated to cost of revenue as infrastructure expands and matures.

As fully depreciated devices are replaced with new devices, increased depreciation expenses could cause gross margins to decrease in the future.  Downward pressure on device lease fees, upward changes in other input costs, and regional and product mix could also cause gross margins to decrease in the future.  Depreciation expense included in cost of revenue amounted to $1.2 million and $1.1 million in the second quarters of 2006 and 2005, respectively.  Equity compensation expense included in cost of revenue amounted to $12 thousand in the second quarter of 2005.  There was no equity compensation included in cost of revenue in the second quarter of 2006.

OPERATING EXPENSES

(dollars in thousands)

	Three Months Ended June 30 (unaudited)

	2006	2005	Change	Change

General and administrative	$2,909	$2,694	$215	8%
Sales and marketing	1,626	1,216	410	34%
Research and development	2,163	2,249	(86)	-4%

Total Operating Expenses	$6,698	$6,159	$539	9%

Operating expenses totaled $6.7 million for the second quarter of 2006 compared to $6.2 million for the same period of 2005.  The expense categories below include additional equity compensation expenses of nearly $0.1 million in accordance with SFAS 123(R) that were incurred in the second quarter of 2006.

General and administrative (“G&A”) expenses were $2.9 million for the second quarter of 2006, an increase of $0.2 million over the same period of 2005.  Contributing to the increase were increases in staff-related and third-party expenses to support business growth in Latin America, increased expenses related to the start-up of Embrex Poultry Health and equity compensation expense.  Depreciation and amortization expense included in G&A amounted to $0.2 million in the second quarter of 2006 and $0.1 million in the second quarter of 2005.  Equity compensation expense included in G&A amounted to $105 thousand in the second quarter of 2006 and $71 thousand during the same quarter in 2005.

Sales and marketing expenses were $1.6 million during the second quarter of 2006, an increase of 34% or $0.4 million over the same period in 2005.  The primary reason for the overall increase was pre-launch demonstration and marketing activities of Inovocox™.  To a lesser extent, the increase was also due to expansion in Latin American operations and the continued support of existing products. Additionally, certain sales and marketing expenses that were previously allocated to cost of revenue in 2005 have been retained in sales and marketing expenses in 2006 because such expenses are now primarily related to the support of the Company’s installed product base rather than the sale of the Company’s products.  Additional sales and marketing expenses may continue to be recorded under this classification rather than allocated to cost of revenue as infrastructure expands and matures.  Depreciation and amortization expense included in sales and marketing expenses amounted to $0.2 million in the second quarter of 2006 and $0.1 million in the second quarter of 2005. Equity compensation expense included in sales and marketing expenses amounted to $80 thousand in the second quarter of 2006 and $45 thousand in the second quarter of 2005.

Research and development (“R&D”) expenses decreased $0.1 million from the second quarter of 2005 to the second quarter of 2006.  Depreciation and amortization expense included in R&D expense amounted to $0.3 million in the second quarter of 2006 and $0.2 million for the same period in 2005.  Equity compensation expense included in R&D amounted to $55 thousand in the second quarter of 2006 and $26 thousand in the second quarter of 2005.  The Company’s overall R&D expenses reflect expenditures incurred in three distinct departments:

The first of these departments, R&D, is responsible for expenditures associated with the work on the Company’s product portfolio, particularly Newplex™ vaccine and Inovocox™, the in ovo coccidiosis vaccine.  R&D expenses remained unchanged at $1.2 million from the second quarter of 2005 to the same period in 2006.

The second of these R&D departments, Global Product Development & Supply (“GPDS”), is responsible for development and testing of commercial machine devices and supply of biological products.  During 2005 this group also was responsible for development and commercial testing related to the Gender Sort project and overseeing start-up of the Embrex Poultry Health manufacturing facility for the production of Inovocox™. GPDS expenses were $0.7 million in the second quarter of 2005 and decreased to $0.3 million in the second quarter of 2006.  This $0.4 million reduction is primarily due to the suspension of the Gender Sort project in the third quarter of 2005.

The third R&D department is Engineering and Manufacturing, which makes design modifications and improvements to the Inovoject® and Egg Remover® systems, as well as the Vaccine Saver® option. Manufacturing costs associated with Embrex Poultry Health are captured in Engineering and Manufacturing expenses as well.  Operating expenses for this department increased from $0.3 million in the second quarter of 2005 to $0.6 million for the second quarter of 2006, primarily due to $0.5 million of validation costs for USDA pre-licensing serials of Inovocox™ vaccine that were capitalized in the second quarter of 2005 for the Embrex Poultry Health facility.  Without this capitalization, R&D expenses in the second quarter of 2006 would have shown a decrease of an additional $0.5 million, for a reduction of 21% in comparison to the second quarter of 2005 as some Embrex Poultry Health expenses have transitioned from manufacturing functions to the sales and marketing group in support of pre-launch demonstration and marketing activities of Inovocox™ vaccine.  Depreciation expense of the Embrex Poultry Health facility and related manufacturing equipment was $0.2 million in the second quarter of 2006.     The group to which R&D expenses are classified may change as the purpose of the specific activity or activities change to meet the Company’s strategic and operational objectives.  In particular, a number of activities such as product portfolio work for Newplex™ and Inovocox™ may take the form of commercial support.

OTHER INCOME AND EXPENSE

Net other income decreased from income of $0.1 million in the second quarter of 2005 to an expense of $0.1 million in the second quarter of 2006.  The reduction resulted primarily from a five-fold increase in interest expense from the second quarter of 2005 to the same period in 2006 related to the term loan for construction of Embrex Poultry Health.  This expense was not reflected in the second quarter 2005 interest expense totals, as that interest cost was capitalized as part of the construction cost of the facility prior to USDA licensure of the EPH facility and Inovocox™ vaccine.

Interest expense commenced in the second quarter of 2006 as the Embrex Poultry Health facility obtained USDA approval to manufacture Inovocox™ in April 2006.  It is anticipated that interest expense related to the term loan will be approximately $0.3 million for the remainder of 2006.

Interest income was less than $0.1 million, and was essentially unchanged from the second quarter of 2005 to the same period of 2006.

Other income amounted to less than $0.1 million for both the second quarter of 2006 and 2005.  The other income in both periods is primarily related to foreign currency transaction gains and losses.

INCOME TAX EXPENSE

Income taxes were $527 thousand in the second quarter of 2006 compared to $199 thousand in the second quarter of 2005.  The second-quarter 2006 reported tax rate was 50%, compared to 14% for the same period in 2005.  In the second quarter of 2006, withholding taxes were $119 thousand and accounted for 11 percentage points of the 50% effective tax rate.  U.S. and non-U.S. income taxes were $408 thousand, or 39 percentage points of the 50% effective tax rate.   In the second quarter of 2005, withholding taxes amounted to $128 thousand, or 9 percentage points of the 14% tax rate, while U.S. and non-U.S. income taxes were $71 thousand and accounted for 5 percentage points of the 14% tax rate.

Income tax expense was lower in the second quarter of 2005 due to the $0.5 million tax benefit recorded in the second quarter of 2005 related to the filing of amended tax returns for 2001 and 2002.  The returns were amended to reflect the Company’s claim for extraterritorial income exclusion.

Six Months Ended June 30, 2006 and 2005

CONSOLIDATED NET INCOME

(dollars in thousands except per share amounts)

	Six Months Ended June 30 (unaudited)

	2006	2005	Change	Change

Total Revenue	$26,492	$25,781	$711	3%
Gross Profit	$15,658	$14,801	$857	6%
Operating Income	$1,948	$2,338	$(390)	-17%
Net Income	$1,442	$1,856	$(414)	-22%
Earnings per share – basic	$0.18	$0.23	$(0.05)	-22%
Earnings per share – diluted	$0.17	$0.22	$(0.05)	-23%

Consolidated net income for the first six months of 2006 was $1.4 million, a 22% decrease from $1.9 million for the same period in 2005.  Diluted earnings per share were $0.17 for the first half of 2006 and $0.22 for the same period in 2005.  First-half 2006 earnings per share of $0.17 includes $0.03 of severance expense, as well as depreciation, term loan interest that the Company began to expense for Embrex Poultry Health after the Inovocox™ vaccine and the facility were approved by the USDA in April, as well as a one-time election for including the Company’s Brazilian subsidiary in its consolidated federal income tax returns.  First-half 2005 earnings per share of $0.22 includes $0.09 of capitalized Inovocox™ pre-licensure serials amounting to $$0.5 million and extraterritorial income exclusions from the filing of 2001 and 2002 amended tax returns that amounted to another $0.5 million.

OUTSTANDING SHARES

(in thousands except percentages)

	Six Months Ended June 30 (unaudited)

	2006	2005	Change	Change

Basic Weighted Average Shares Outstanding	8,216	7,950	266	3%
Diluted Weighted Average Shares Outstanding	8,467	8,275	192	2%

The basic weighted-average shares outstanding increased 266 thousand shares, or 3%, from the first half of 2005 to the first half of 2006.  The diluted weighted-average shares outstanding increased by 192 thousand shares, or 2%, in the first half of 2006 compared to the first half of 2005.  These increases are primarily attributable to stock option exercises and the vesting of restricted stock grants.

CONSOLIDATED REVENUES

(dollars in thousands)

	Six Months Ended June 30 (unaudited)

	2006	2005	Change	Change

Device revenues	$24,462	$24,094	$368	2%
Product sales	1,532	1,423	109	8%
Other revenues	498	264	234	89%

Total revenues	$26,492	$25,781	$711	3%

Consolidated revenues for the first half of 2006 totaled $26.5 million, representing an increase of 3% over consolidated revenues of $25.8 million for the same period in 2005.

In the first half of 2006, device lease fees increased 2% or $0.4 million as compared to the first half of the prior year. The increase in device fees is primarily due to an increase in the Inovoject® system customer base, particularly in Latin America, as well as additional Egg Remover® installations.  Device revenues also include sales of Inovoject® and Egg Remover® systems to distributors and human flu vaccine manufacturers. The sporadic nature of Inovoject® and Egg Remover® system sales to distributors and human flu vaccine companies may cause variability in revenue and gross profit on an annual and quarterly basis. For the first half of 2006 this variability resulted in a $0.1 million decrease in device sales when compared to the first half of 2005. Overall, device revenues totaled $24.5 million for the first half of 2006 compared to $24.1 million for the same period in 2005, representing a 2% increase year over year.

Although device revenues are up thus far in 2006 compared to 2005, the Company continues to have concerns based on the ongoing avian influenza outbreaks that may disrupt global poultry production and consumption levels, which could disrupt Inovoject® injection and/or product revenues.

Product sales increased 8% to $1.5 million in the first half of 2006 as compared to $1.4 million for the same period in 2005, due to increased Bursaplex® sales in Asia that occurred as the effects of avian influenza outbreaks subsided and poultry production in the region increased.

Other revenues increased 89% from $0.3 million for the first half of 2005 to $0.5 million for the same period of 2006.  The majority of other revenues in the second quarter of 2006 consisted of funding from contract research and development, and grant sources.  The increase in other revenues for the first half of 2006 was caused mainly by variability in grant income from the second quarter of 2005 to the same period in 2006.

COST OF REVENUE

Gross margin improved two percentage points to 59% for the first-half of 2006 compared to 57% for the first-half of 2005. This was primarily due to certain sales and marketing expenses that were previously allocated to cost of revenue in 2005 have been retained in sales and marketing expenses in 2006 because such expenses are now primarily related to the support of the Company’s installed product base rather than the sale of the Company’s products.  Additional sales and marketing expenses may continue to be recorded under this classification rather than allocated to cost of revenue as infrastructure expands and matures.

As fully depreciated devices are replaced with new devices, increased depreciation expenses could cause gross margins to decrease in the future.  Downward pressure on device lease fees, upward changes in other input costs, and regional and product mix could cause gross margins to decrease in the future.  Depreciation expense included in cost of revenue amounted to $2.3 million and $2.1 million in the first six-months of 2006 and 2005, respectively.  Equity compensation expense included in cost of revenue amounted to $12 thousand in the first six-months of 2005.  There was no equity compensation included in cost of revenue in the first six-months of 2006.

OPERATING EXPENSES

(Dollars in thousands)

	Six Months Ended June 30 (unaudited)

	2006	2005	Change	Change

General and administrative	$5,798	$5,268	$530	10%
Sales and Marketing	3,261	2,195	1,066	49%
Research and development	4,651	5,000	(349)	-7%

Total Operating Expenses	$13,710	$12,463	$1,247	10.0%

Operating expenses totaled $13.7 million for the first six months of 2006 compared to $12.5 million for the same period of 2005. The primary reason for the overall increase was to support growth in Latin American operations and prepare for the Inovocox™ pre-launch activities.  The expense categories below include additional equity compensation expenses of nearly $0.3 million in accordance with SFAS 123(R) that were incurred in the first half of 2006.  Other factors are described below.

G&A expenses were $5.8 million for the first half of 2006, up $0.5 million or 10% compared to $5.3 million for the same period of 2005.  Contributing to the increase was severance expense of $0.1 million incurred in the first quarter of 2006, increases in staff-related and third-party expenses to support business growth in Latin America, increased expenses related to the start-up of Embrex Poultry Health and equity compensation.  Depreciation and amortization expense included in G&A amounted to $0.4 million in the first six-months of 2006 and $0.2 million in the first six-months of 2005.  Equity compensation expense included in G&A amounted to $205 thousand in the first half of 2006 and $112 thousand for the first half of 2005.

Sales and marketing expenses for the first-half of 2006 were $3.3 million, up $1.1 million compared to $2.2 million for the same period in 2005.  The primary reason for the overall increase was growth in marketing expenses related to pre-launch demonstration and marketing activities of Inovocox™.  To a lesser extent, the increase was also due to expansion in Latin American operations and the continued support of existing products.  Additionally, certain sales and marketing expenses that were previously allocated to cost of revenue in 2005 have been retained in sales and marketing expenses in 2006 because such expenses are now primarily related to the support of the Company’s installed product base rather than the sale of the Company’s products.  Additional sales and marketing expenses may continue to be recorded under this classification rather than allocated to cost of revenue as infrastructure expands and matures.  Depreciation and amortization expense included in sales and marketing expenses amounted to $0.4 million in the first half of 2006 and $0.2 million in the first half of 2005.  Equity compensation expense included in sales and marketing expenses amounted to $163 thousand in the first half of 2006 and $35 thousand in the first half of 2005.

R&D expenses decreased $0.3 million from $5.0 million for the first six months of 2005 to $4.7 million for the same period of 2006.  The decrease is principally due to reduced expenses related to the Gender Sort project, which was suspended in the third quarter of 2005, although partially offsetting this was severance expense of $0.3 million incurred in the first half of 2006.  Depreciation and amortization expense included in R&D expenses amounted to $0.6 million in the first half of 2006 and $0.5 million for the first half of 2005.

Equity compensation expense included in R&D expenses amounted to $114 thousand in the first six-months of 2006 and $40 thousand in the first six-months of 2005. Depreciation expense of the Embrex Poultry Health facility and related manufacturing equipment was $0.2 million in the first half of 2006.  $0.5 million of this department’s expenses were capitalized in 2005 related to validation costs for USDA pre-licensing serials of Inovocox™ vaccine for the Embrex Poultry Health facility.    Without this capitalization, R&D expenses for the first half of 2006 would have shown a decrease of an additional $0.5 million, for a reduction of 15% from the first half of 2005.

OTHER INCOME AND EXPENSE

Net other income decreased from $216 thousand in the first-half of 2005 to $84 thousand in the first-half of 2006.  The reduction results primarily from interest expense related to the term loan for construction of Embrex Poultry Health, which was not reflected in the second quarter 2005 interest expense totals, as that interest cost was capitalized as part of the construction cost of the facility.

Interest income totaled $112 thousand for the first six-months of 2006, a $48 thousand increase in comparison to the same period of 2005.  The increase in interest income is mainly due to higher cash balances held in non-U.S. regions, where higher interest rates prevail.

Interest expense in the first six-months of 2006 increased four-fold over the same period of 2005 to $125 thousand.  This increase is primarily due to interest for the Embrex Poultry Health construction term loan that was previously capitalized prior to licensure of the EPH facility and Inovocox™ vaccine.

Other income totaled $97 thousand in the first half of 2006, an $80 thousand decrease in comparison to the same period one year ago.  The other income in both periods is primarily related to foreign currency transaction gains and losses.

INCOME TAX EXPENSE

Income taxes totaled $590 thousand for the first half of 2006, a $108 thousand decrease from $698 thousand for the same period in 2005. The reported tax rate for the first half of 2006 was 29% in comparison to the 27% reported tax rate for the first half of 2005.  In the first six months of 2006, withholding taxes were $243 thousand, and accounted for 12 percentage points of the 29% effective tax rate.  U.S. and non-U.S. income taxes were $347 thousand and accounted for 17 percentage points of the 29% effective tax rate.   In the first six months of 2005, withholding taxes amounted to $316 thousand, or 12 percentage points of the 27% effective tax rate.  U.S. and non-U.S. income taxes were $382 thousand, or 15 percentage points of the 27% effective tax rate.

First-half 2006 income tax expense decreased $0.1 million in comparison to the first half of 2005.  This was primarily due to lower pre-tax net income and reduced foreign withholding taxes from the first six months of 2005 to the same period of 2006.  Partially offsetting these reductions was an income tax increase caused by a difference between individual discrete events that occurred in both the first half of 2006 and 2005.  During the first six months of 2006 the Company filed an election to change the U.S. tax classification of one of its subsidiaries.  As a result of this election, an adjustment was recorded that increased the deferred tax asset and reduced the provision for income taxes.  The tax benefit related to this adjustment was approximately $0.4 million and was recorded as a discrete benefit in the first half of 2006.  In the first half of 2005 a tax benefit of $0.5 million was recorded from the filing of amended tax returns.  The returns were amended to reflect the Company’s claim for the extraterritorial income exclusion in 2001 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company’s cash and cash equivalents balances totaled $1.6 million compared to $2.0 million at December 31, 2005.

During the first six-months of 2006, more than $6.1 million of cash flow was generated by operating activities.  Of this, $1.4 million was generated by net income and $3.8 million in cash flows from operations was related to depreciation and amortization.  Non-cash equity-based compensation charges provided $0.5 million, and the balance was primarily a result of reductions in working capital.

Cash from operations was invested in $7.9 million of capital expenditures, of which $4.5 million or approximately 57% was used to acquire revenue generating devices, such as Inovoject® and Egg Remover® systems.  Approximately $0.7 million was invested in Embrex Poultry Health equipment, another $0.9 million was invested in patents and intellectual property protection, and the remainder was invested in other capital items.

Approximately $0.9 million was provided from the issuance of Common Stock related to the exercise of stock options and purchases under the Company’s Employee Stock Purchase Plan.  In addition, the Company recognized a $0.2 million income tax benefit related to equity-based compensation.

Drawdown on the short-term revolving line of credit provided $0.1 million, while repayments of long-term debt used to fund most of the Inovocox™ manufacturing facility consumed $0.2 million.

Consequently, the Company consumed $0.8 million of cash during the second quarter of 2006.

The Company obtained a $9.0 million construction/term loan from BB&T in August 2003 that was used for building and equipping the Embrex Poultry Health coccidiosis vaccine manufacturing facility located in Scotland County, North Carolina.  At June 30, 2006, $8.4 million of the construction/term loan was outstanding.

The Company has a $6.0 million secured revolving line of credit with BB&T, which may be used for working capital purposes.  The term of this line of credit has been extended to May 2007, and the Company anticipates BB&T will renew this credit facility for a renewal term beyond May 2007.  The line of credit carries an interest rate of the current LIBOR plus 1.45%, which has been reduced 15 basis points since the first quarter of 2006.  At June 30, 2006, the Company’s outstanding borrowings under this credit facility were $0.1 million.

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

Market risk is the risk of potential loss arising from adverse changes in market rates and prices.  The Company’s primary market risk exposure is in changes in foreign currency exchange rates.  Approximately 37%, 34% and 32% of Embrex’s revenues for the years ended December 31, 2005, 2004 and 2003, respectively, were derived from the Company’s operations outside the United States. The Company’s consolidated financial statements are denominated in U.S. Dollars and, accordingly, changes in the exchange rates between foreign currencies and the U.S. Dollar will affect the translation of the Company’s subsidiaries’ financial results into U.S. Dollars for purposes of reporting the Company’s consolidated financial results.  From December 31, 2005 to June 30, 2006, the Pound Sterling and Euro appreciated 8% and 6% against the U.S. Dollar, respectively.

Certain Asian and Latin American currencies appreciated against the U.S. Dollar as well, particularly the Brazilian Real, which appreciated 3% against the U.S. Dollar during the same period.  If average exchange rates during first-half 2006 had remained the same as the average exchange rates for these currencies during the first-half 2005, the Company’s revenues for the first six-months of 2006 would have been approximately $26.4 million instead of $26.5 million, representing a year-to-year growth rate of 2% as compared to the actual exchange-adjusted growth rate of 3%.

Accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $0.8 million at June 30, 2006 as compared with $0.3 million at December 31, 2005.  This increase was mainly attributable to the overall weakening of the U.S. Dollar with respect to the currencies in which the Company has an exchange rate risk. The primary contributor to the change in currency translation adjustments was the Latin America region, specifically Brazil.

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

As of June 30, 2006, the Company’s exposure to market risk for a change in interest rates is related to debt outstanding under the term loan used for construction and equipping of the Inovocox ™ manufacturing facility and the short-term revolving line of credit.  At June 30, 2006, the variable rate debt outstanding that was exposed to fluctuations in the market rate of interest under the term loan totaled $8.4 million.  The variable rate debt outstanding that was exposed to fluctuations in the market rate of interest under the line of credit totaled $0.1 million. The definitive extent of the Company’s interest rate risk under this term loan is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.  Based on the current balance outstanding, an increase in the LIBOR of 100 basis points would increase the Company’s annualized interest expense by approximately $0.1 million.

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

Changes to Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting.  The Company made no changes in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ending June 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.  The Company has comprehensively assessed its financial controls related to a subsidiary operation that has become material to its financial reporting for the fiscal year ended December 31, 2005.  Activities to strengthen the control environment are underway and are anticipated to be completed during the fiscal quarter ending September 30, 2006.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In December 2003, Embrex filed suit in the U.S. District Court for the Eastern District of North Carolina against Breuil S.A. (“Breuil”) of Landivisiau, France, and New Tech Solutions, Inc. of Gainesville, Georgia, asserting patent infringement.  Embrex alleges that each of the defendants’ development of candling and in ovo selective injection devices, designed to compete with Embrex’s patented Inovoject® system injection with Vaccine Saver® option and Egg Remover® system, infringes two Embrex patents related to Embrex’s proprietary apparatus and methods for distinguishing live eggs from infertile or “dead” eggs and for selectively injecting specific eggs identified as suitable for inoculation as well as the apparatus performing this function.  Embrex seeks injunctive relief and monetary damages and has asked for a jury trial.  The defendants have denied infringement and alleged that Embrex’s two patents are invalid.  Fact discovery is nearly completed. The court conducted a Markman hearing to determine the meaning and scope of the patent claims. The court issued a Markman opinion adopting Embrex’s claim construction.  Breuil filed a motion for summary judgment on patent marking.  Embrex opposed the motion.  The court granted Breuil’s motion as to both patents for the Vaccine Saver® option, and denied Breuil’s motion as to one patent for the Egg Remover® system.  Breuil also filed a motion for leave to file a supplemental answer and counterclaims to include an alleged affirmative defense of patent misuse, a counterclaim for alleged federal antitrust liability, and a counterclaim for alleged trade secret misappropriation.  The court granted the motion.  Embrex answered the supplemental counterclaims denying any liability and asserting affirmative defenses.  Embrex filed a motion for summary judgment of infringement, and a motion for summary judgment of patent validity.  Briefing on the motions is completed.  The court’s decision is pending.  Because of this lawsuit, the Company’s results of operations have been impacted and will continue to be impacted by the costs of pursuing this litigation. Moreover, there can be no assurance the Company will prevail in its claims against Breuil S.A. or New Tech Solutions, Inc.  Even if the court finds in Embrex’s favor, the Company has no assurances that any damage award will exceed the Company’s costs of pursuing this litigation or that the Company would be able to collect any damages from either defendant.

In August 2004, Embrex filed suit in the U.S. District Court for the Middle District of North Carolina against AviTech, LLC (“AviTech”) of Hebron, Maryland asserting patent infringement.  Embrex alleges that AviTech’s injection system, designed to compete with the Company’s patented Inovoject® system, infringes one of the Company’s patents related to the Company’s proprietary apparatus and methods for accurately and precisely injecting eggs to the same depth and location when the eggs are of varying sizes and may be presented to the injection apparatus in somewhat different orientations.  The Company seeks injunctive relief and monetary damages and has asked for a jury trial.  The defendant denied that the North Carolina court has jurisdiction and moved to dismiss or, in the alternative, for transfer to the United States District Court in Maryland.  The Company opposed the defendant’s motion. The court heard oral argument on the motion, granted the defendant’s motion in part and transferred the case to the U.S. District Court for the District of Maryland, Northern Division, where AviTech filed a complaint against Embrex for a declaratory judgment of alleged patent invalidity, patent noninfringement, patent unenforceability and monetary damages based on an alleged antitrust claim.  Embrex filed a motion to dismiss AviTech’s declaratory judgment claims.  The court granted the motion with respect to the antitrust claim, and allowed Avitech to file a motion to replead with the necessary particularity.  Discovery is ongoing. Because of this lawsuit, the Company’s results of operations have been impacted and will continue to be affected by the costs of pursuing this litigation. Moreover, there can be no assurance the Company will prevail in its claims against AviTech or that the Company will be able to successfully defend against AviTech’s claims.  Even if the court finds in the Company’s favor, the Company has no assurances that any damage award will exceed the Company’s costs of pursuing this litigation or that the Company would be able to collect any damages from the defendant.

For a description of patent infringement proceedings initiated by the Company and related legal proceedings, see the Company’s Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 8, 2006, and the Company’s Form 10-Q for the quarterly period ended March 31, 2006, filed with the Securities and Exchange Commission on May 9, 2006.

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

In April 2006, the USDA granted Embrex’s Inovocox™ coccidiosis vaccine for poultry a Veterinary Biological Product License which allows the Company to market and sell the product in the United States. Simultaneously, the USDA granted a Veterinary Biologics Establishment License to Embrex Poultry Health LLC, the Company’s manufacturing subsidiary based in Scotland County, North Carolina, where the new vaccine will be manufactured, packaged and shipped to customers.  Marketing this product in non-U.S. countries will require us to pursue separate approvals from foreign regulatory agencies.  There is no assurance that approvals in other markets will be granted, supplies will be available or that Inovocox will be sold in commercial quantities in the United States or in any of the other countries where approval may be obtained, or that product sales will be sufficient to offset our investment in development of the product and construction of the Inovocox ™ vaccine manufacturing facility.

We have developed and commercialized AAC, which is technology that we use in our Bursaplex® vaccine.  Bursaplex® has been sold in commercial quantities during the past six years, and we currently have approval to sell it in 33 countries.  However, there is no assurance that supplies will continue to be available or that the product will continue to be sold in commercial quantities.

In May 2003, the USDA provided regulatory approval of Newplex™, our in ovo Newcastle Disease vaccine, within the United States.  Newplex™ vaccine is also based on AAC technology.  Although we have received approval to sell Newplex™ in nine countries, we have recently discovered difficulties in the formulation and production of Newplex™, which has affected manufacturing on a consistent basis. While we resolve these issues we may not have product supplies available.  There is no assurance that we will resolve these manufacturing issues, that supplies will be available, that Newplex™ will be sold in commercial quantities in the United States or in any of the other countries where approval has been obtained, or that approvals in other markets will be granted.

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

THE LOSS OF KEY CUSTOMERS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

Historically, a significant portion of our revenues has come from a relatively small number of customers. Tyson Foods, Inc. (Tyson) accounted for approximately 17% and 18% of our consolidated 2005 and 2004 revenues, respectively.  The only other customer representing greater than 10% of total consolidated revenues is Pilgrim’s Pride Inc. (Pilgrim’s), representing 11% and 12% of consolidated 2005 and 2004 revenues, respectively.  As with many of our customers, we have short-term contracts with Tyson and Pilgrim’s.  Our top three customers, including Tyson and Pilgrim’s, accounted for approximately 33% and 36% of our consolidated 2005 and 2004 revenues, respectively.  We expect a similar level of customer concentration to continue in future years.  The poultry market is highly concentrated, with the largest poultry producers dominating the market.  For example, in 2005, Tyson and Pilgrim’s supplied approximately 23% and 15% of all broilers grown in the United States, respectively.  The concentration of our revenues with these large customers means factors affecting those customers also will impact our revenues and earnings.  If we lose a large customer and fail to add new customers to replace lost revenues, our operating results will be materially and adversely affected.  Also, if these customers reduce the number of eggs they incubate at hatcheries, we will receive lower device revenues since our fees are based on the number of eggs injected.

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

Vaccines and AAC Technology

We obtain all of our requirements for one of the active ingredients in AAC technology from Charles River Laboratories, Inc. through its SPAFAS Avian Products Services Divisions (SPAFAS).  Currently our sole manufacturer for Bursaplex® is Merial Select, Inc. (Select), and our sole manufacturer for Newplex™ is a subsidiary of Lohmann Animal Health International (LAHI).  The manufacture of AAC antibody and all vaccines must be performed in licensed facilities and is subject to USDA regulation.  The regulatory approvals granted by the USDA for Bursaplex® in January 1997 and for Newplex™ in May 2003 specifically cover vaccines produced with SPAFAS-manufactured AAC antibody.

As the USDA licensed manufacturers of record, Select holds the USDA license for Bursaplex® and LAHI holds the USDA license for Newplex™.  Although there are other manufacturers that may be capable of manufacturing AAC antibody, Bursaplex®, and Newplex™, we do not currently have alternative sources for production.

If SPAFAS, Select or LAHI is unable to carry out its respective manufacturing obligations (described above) to our satisfaction, we may be unable to obtain alternative manufacturing, or to obtain such manufacturing on commercially reasonable terms or on a timely basis.  We have received notice from Select that it does not intend to renew its contract to manufacture Bursaplex®.  Select remains obligated to Embrex to provide a cross license, sub license or sell the USDA product license to an alternative producer of Embrex’s choice, which the Company is evaluating.  However, there is no assurance that we will be able to arrange continued supply of Bursaplex® on a timely basis or on commercially reasonable terms.  A change of any of our suppliers could materially adversely affect our future operating results due to the time it would take a new supplier to obtain regulatory approval by the USDA of its production process or manufacturing facilities.  Current regulatory approvals in foreign countries are or will be based on AAC-antibody as manufactured by SPAFAS, Bursaplex® as manufactured by Select, or Newplex™ as manufactured by LAHI.  A change of manufacturer would result in the need to reapply for regulatory approval in those countries and may lead to suspended sales of that product until new approvals could be secured.  Any delays in securing new approvals would have a material adverse effect on our revenues and growth prospects.  We cannot guarantee that we would be able to secure new approvals in every country or that such approvals would be granted in a timely fashion.

WE FACE RISKS RELATED TO COMPLIANCE WITH LAWS IMPACTING CORPORATE GOVERNANCE AND FINANCIAL REPORTING STANDARDS

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), new Public Company Accounting Oversight Board standards and rules, new SEC regulations, and new Nasdaq rules, are creating uncertainty and expense for companies such as ours.  These new or changed laws, regulations and standards are complex and extensive, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in evolving disclosure and corporate governance practices.

As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased G&A expenses and management time related to compliance activities.  In particular, our efforts to comply with Section 404 of Sarbanes-Oxley and the related regulations regarding our assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources.  We expect these efforts to require the continued commitment of significant resources including additional outside legal, accounting and advisory services.  In addition, as our international operations continue to grow and foreign operations become financially significant, it will be necessary for those foreign subsidiaries to meet requirements for internal control over financial reporting pursuant to Section 404 of S arbanes-Oxley.  Due to the limited staffing at some of our foreign subsidiaries, there is no assurance that we would be able to meet requirements for internal control over financial reporting, particularly requirements for segregation of duties.  If we fail to comply with new or changed laws, regulations and standards, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.  Any such action could adversely affect our financial results and the market price of our Common Stock.

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

GOVERNMENT REGULATION AND THE NEED FOR REGULATORY APPROVAL MAY ADVERSELY AFFECT OUR BUSINESS

Regulatory approval required in various areas of our business may materially adversely affect our operations.  The primary emphasis of these requirements is to assure the safety and effectiveness of our products.  While the use of the Inovoject® system is not subject to regulatory approval in the United States, it may require regulatory approval by foreign agencies.  Also, R&D activities and the investigation, manufacture and sale of poultry health products are subject to regulatory approval in the United States by either the USDA or the Food and Drug Administration (FDA) and state agencies, as well as by foreign agencies.  Obtaining regulatory approval is a lengthy, costly and uncertain process.  Approval by the USDA generally takes one to three years, while approval by the FDA may take five or more years.  Approval by foreign governments can take one to five years for an application submitted after U.S. approval.  We currently have no products under development that would require approval by the FDA.  Various problems may arise during the regulatory approval process and may have an adverse impact on our operations.  Changes in the policies of U.S. and foreign regulatory bodies could increase the time required to obtain regulatory approval for each new product.  Delays in obtaining approval may materially adversely affect the marketing of, and the ability to receive revenues and royalties from, products developed by us.  There is no assurance that any future products developed by us or by our collaborative partners will receive regulatory approval without lengthy delays, if at all.  Even when approved, regulators may impose limitations on the uses for which the product may be marketed and may continue to review a product after approving it for marketing.  Regulators may impose restrictions and sanctions, including banning the continued sale of the product, if they discover problems with the product or its manufacturer.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 18, 2006, the Annual Meeting of Shareholders was held and the following matter was submitted to the shareholders for a vote. There were 7,294,658 shares represented at the meeting in person or by proxy, representing 88.48% of the 8,244,344 shares outstanding.  Set forth below is a brief description of the matter voted on and the number of votes cast for, against or withheld. There were no broker non-votes or abstentions regarding the election of directors.

          Election of Board of Directors:

Director	Votes For	Votes Withheld	Totals

C. Daniel Blackshear	6,066,393	1,228,265	7,294,658
David Castaldi	6,064,836	1,229,822	7,294,658
Peter J. Holzer	5,861,814	1,432,844	7,294,658
Ganesh M. Kishore, Ph.D.	6,066,197	1,228,461	7,294,658
John E. Klein	6,066,519	1,228,139	7,294,658
Randall L. Marcuson	5,895,188	1,399,470	7,294,658

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2006

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