Form 10-Q
period 2006-09-30
EMBREX INC /NC/
filed 2006-11-06
CIK 878725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares of Common Stock, $0.01 par value, outstanding as of October 30, 2006 was 8,346,348.

EMBREX, INC.

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

Embrex, Inc.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(*Unaudited)

	September 30, 2006*	December 31, 2005

ASSETS
Current Assets
Cash and cash equivalents	$3,048	$1,975
Restricted cash	123	116
Accounts receivable – trade (net of allowance of $459 and $332 in 2006 and 2005, respectively)	8,827	7,815
Inventories:
Materials and supplies	3,063	2,927
Product	1,316	1,377
Current deferred tax asset	1,050	1,149
Other current assets	2,210	1,970

Total Current Assets	19,637	17,329
Land	745	336
Devices under construction	4,168	3,368
Devices	58,488	52,998
Less accumulated depreciation	(35,352)	(32,653)

	23,136	20,345
Plant and Equipment	32,759	31,869
Less accumulated depreciation and amortization	(12,898)	(11,371)

	19,861	20,498
Other Assets
Intangible assets (net of accumulated amortization of $863 in 2006 and $682 in 2005)	6,782	5,371
Long-term deferred tax asset	168	45
Other long-term assets	917	182

Total Other Assets	7,867	5,598

Total Assets	$75,414	$67,474

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,064	$949
Accrued expenses	5,358	4,647
Deferred revenue	566	668
Product warranty accrual	176	149
Short-term debt	1,601	-0-
Notes payable – current portion	433	463
Current portion of capital lease obligations	5	7

Total Current Liabilities	10,203	6,883
Long-term debt, less current portion	7,816	8,102
Capital Lease Obligations, less current portion	7	11
Other long-term liabilities	20	31
Shareholders’ Equity
Common Stock, $0.01 par value per share:
Authorized - 30,000,000 shares; Issued and outstanding – 8,342,263 net of 1,674,666 treasury shares and 8,134,447 net of 1,674,666 treasury shares at September 30, 2006 and December 31, 2005, respectively.	99	97
Additional paid-in capital	68,579	67,854
Accumulated other comprehensive income	1,050	349
Deferred compensation	-0-	(1,318)
Retained earnings	7,487	5,312
Treasury stock	(19,847)	(19,847)

Total Shareholders’ Equity	57,368	52,447

Total Liabilities and Shareholders’ Equity	$75,414	$67,474

See accompanying notes.

Embrex, Inc.

Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30

	2006	2005	2006	2005

Revenues
Device revenues	$13,425	$12,415	$37,887	$36,509
Product sales	771	721	2,303	2,144
Other revenues	203	192	701	456

Total Revenues	14,399	13,328	40,891	39,109
Cost of Device Revenues and Product Sales	6,220	5,631	17,054	16,611

Gross Profit	8,179	7,697	23,837	22,498
Operating Expenses
General and administrative	2,967	2,941	8,765	8,209
Sales and marketing	1,949	1,020	5,210	3,215
Research and development	1,986	2,677	6,637	7,677

Total Operating Expenses	6,902	6,638	20,612	19,101
Operating Income	1,277	1,059	3,225	3,397
Other Income (Expense)
Interest income	49	44	161	108
Interest expense	(93)	(3)	(218)	(28)
Miscellaneous other income (expense)	(23)	50	74	227

Total Other Income (Expense)	(67)	91	17	307

Income Before Income Tax Expense	1,210	1,150	3,242	3,704
Income Tax Expense	476	490	1,066	1,188

Net Income	$734	$660	$2,176	$2,516

Net Income per share of Common Stock:
Basic	$0.09	$0.08	$0.26	$0.32
Diluted	$0.09	$0.08	$0.26	$0.30
Number of Shares Used in Per Share Calculation:
Basic	8,316	8,010	8,250	7,970
Diluted	8,482	8,340	8,482	8,294

See accompanying notes.

Embrex, Inc.

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30

	2006	2005

Operating Activities
Net income	$2,176	$2,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,849	4,725
Loss on sale of fixed assets	109	103
Change in restricted cash	-0-	1
Change in deferred tax asset	(24)	593
Restricted stock amortization	-0-	458
Equity compensation	744	-0-
Tax benefit of equity-based compensation	175	-0-
Changes in operating assets and liabilities:
Accounts receivable, inventories and other current assets	(2,062)	1,304
Accounts payable, accrued expenses, deferred revenue and warranty accrual	1,739	(1,091)

Net Cash Provided By Operating Activities	8,706	8,609
Investing Activities
Purchases of devices, equipment, furniture and fixtures	(9,149)	(10,487)
Cash proceeds from sale of devices, equipment, furniture and fixtures	11	20
Investment in patents and other non-current assets	(1,592)	(1,338)

Net Cash Used In Investing Activities	(10,730)	(11,805)
Financing Activities
Issuance of common stock	1,126	863
Net change in line of credit	1,601	-0-
Repayment of long-term debt, capital lease obligations and other long-term liabilities	(324)	(298)

Net Cash Provided By Financing Activities	2,403	565
Increase (decrease) in cash and cash equivalents	379	(2,631)
Currency translation adjustments	694	483
Cash and cash equivalents at beginning of period	1,975	4,469

Cash And Cash Equivalents At End Of Period	$3,048	$2,321

See accompanying notes.

FORM 10-Q
September 30, 2006

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Embrex, Inc. and its wholly owned subsidiaries, Embrex Europe Limited, Embrex France s.a.s., Embrex Iberica, Embrex BioTech Trade (Shanghai) Co., Ltd., Inovoject do Brasil Ltda., Embrex Poultry Health, LLC, Embrex de Mexico S. de R.L. de C.V. and Vaccination Services S. de R.L. de C.V. (“Embrex” or the “Company”) and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included.  Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be attained for the entire year.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

Note 2 – Critical Accounting Policies

The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including but not limited to those related to:

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

The revenues section of the consolidated statements of operations divides revenues into three sections: device revenues, which include device lease fees and device sales; product sales, all or most of which are derived from sales of the Company’s vaccine, Bursaplex®; and other revenues, which include income derived from contract research and development and grant sources.

Allowance for Uncollectible Accounts

To date, the Company has not experienced any material trade accounts receivable collection issues.  However, based on a review of cumulative balances, industry experience and the current economic environment, the Company ordinarily reserves from 2% to 4% of trade accounts receivable, depending on the credit terms in various markets, as an allowance for uncollectible accounts. In addition, adjustments due to the financial stability of individual customers will affect the overall percentage reserved. Once the Company determines an account is uncollectible, it writes off the receivable balance against the reserve. Accounts are written off based on individual circumstances and only after all reasonable efforts of collection have been exhausted.  The consolidated balance reserved for uncollectible accounts as of September 30, 2006 was $0.5 million, which represents 5% of the trade accounts receivable balance as of September 30, 2006.  The current reserve percentage of 5% exceeds the range described above primarily due to the Company’s concerns regarding avian influenza outbreaks overseas and the potential impact on the operations and financial condition of the Company’s customers in the U.S. and abroad.

Warranty Accruals

To date, the Company has not experienced any material device or product warranty issues in excess of amounts reserved.  Based on the sale and lease of devices and sale of products, the Company has established a reserve for future claims.  The reserve is based on the estimated damages that a customer would experience if an Inovoject® system or batch of Bursaplex® should fail to perform to product specifications. The consolidated balance reserved for warranties as of September 30, 2006 was $0.2 million.

Inventory Obsolescence

To date, the Company has not experienced any material inventory obsolescence.  However, based on a percentage of the current product and device parts inventory levels, the Company has established a reserve against future device parts obsolescence due to technological improvements and limited shelf life of product inventories.  The percentage used to calculate the reserve is based on a historical percentage rate adjusted for anticipated technological advances on devices and shelf life of existing vaccine product inventories.  The consolidated balance reserved for product and parts obsolescence as of September 30, 2006 was $0.3 million.

Deferred Tax Assets

The Company records deferred tax assets based upon amounts that are likely to be realized. Based on the Company’s recent profitability and belief that 2006 will result in an overall profit, the Company has recorded net current deferred tax assets of $1.1 million.  The Company has also recorded a long-term tax asset of $0.2 million due to research and development (“R&D”) tax credits and depreciation timing differences.  The Company’s net deferred tax assets include a valuation allowance for two items that the Company may not be able to realize in future periods. The two items are R&D tax credits and deferred tax assets in foreign subsidiaries. This determination is based, in part, on historical operating performance as well as the likelihood of future income. The valuation allowance will be reduced when the Company believes that the likelihood of realizing the related assets is more likely than not. In the event the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. However, in the event the Company determines that it would not be able to realize its net recorded deferred tax asset in the future, an adjustment to the valuation allowance would decrease income in the period such determination was made.

Employee Fringe Benefit Plan Accrual

The Company has established a reserve related to its employee fringe benefit plan.  The most significant component of the accrual is the amount reserved for the self-insured employee health plan. The amount of the reserve is based on management’s estimate of future employee health claims.  The reserve covers expected short-term claims and is based on historical data adjusted for major events and anticipated changes in headcount or participation. The net balance reserved for the employee self-insured health plan as of September 30, 2006 was $0.2 million.

Employee Short-Term Incentive Compensation Accrual

The Company accrues for payments to employees under a short-term incentive plan.  The accrual is based upon the Company’s net income performance against a target established by the Board of Directors.  The accrual is recorded monthly and re-evaluated quarterly based upon the Company’s projections for the year.  Payments to employees are based upon the Company’s performance against targets as well as the employees’ contribution as measured against their individual contribution plan.  The net balance accrued for the employee short-term incentive compensation plan as of September 30, 2006 was $1.0 million.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS No. 95, “Statement of Cash Flows.”  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  SFAS 123(R) is effective for the beginning of the first interim or annual period beginning after December 31, 2005.  Therefore, the Company adopted SFAS 123(R) on January 1, 2006.  The impact of the adoption of SFAS 123(R) is described below under the heading “SHARE-BASED COMPENSATION PLANS.”

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which provided clarification of the accounting under SFAS No. 109, “Accounting for Income Taxes.”  The interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation is effective for fiscal years beginning after December 15, 2006.  Therefore, the Company plans to adopt FIN 48 on January 1, 2007.  The Company is currently evaluating the details of the interpretation, but it has not yet determined the impact it will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where the FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the financial statements of the Company.

SHARE-BASED COMPENSATION PLANS

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“ESPP”) for its U.S.-based employees (the “U.S. Purchase Plan”) and a similar plan for some of its employees outside the U.S. (the “Non-U.S. Purchase Plan,” and together with the U.S. Purchase Plan, the “Purchase Plans”).  Under the terms of each of the Purchase Plans, all regular full-time employees of the Company (or the Company’s subsidiaries) may make voluntary payroll contributions, thereby enabling them to purchase Common Stock. Contributions are limited to 20% of an employee’s compensation. As of September 30, 2006, the number of shares that may be issued under the Purchase Plans together shall not exceed 500,000. Of this amount, 219,253 shares are available for future purchases. The purchase price of the Common Stock is the lesser of 85% of the fair market value on the first business day of the plan year, which runs from July 1 in one year to June 30 in the succeeding year, or 85% of the fair market value on the date of exercise, which can occur at any time during the plan year, as determined by each participating employee.  During the three months ended September 30, 2006 and 2005, 1,786  and 1,126 shares, respectively, of Common Stock were purchased. The weighted-average purchase price of these shares was $8.58 and $9.58, respectively. During the nine months ended September 30, 2006 and 2005, 36,331 shares and 28,535 shares, respectively, of Common Stock were purchased. The weighted-average purchase price of these shares was $8.84 and $9.64, respectively.

Other Share-Based Compensation Plans

In addition to the Purchase Plans, the Company maintains other share-based compensation plans (the “Share Plans”) under which it may provide to eligible employees and directors share-based compensation in the form of restricted stock-type awards (i.e., restricted stock and restricted stock units) and option-type awards (i.e., stock appreciation rights, incentive stock options and non-qualified stock options).  Option-type awards are generally granted with an exercise price equal to the market price of the Company’s Common Stock on the date of grant, generally vest based on four years of continuous service and have ten-year contractual terms.  Restricted stock-type awards do not have an exercise price and generally vest over four years as well.  Certain awards under the Share Plans provide for accelerated vesting if there is a change in control of the Company.  As of September 30, 2006, a total of 2,058,210 shares of Common Stock are reserved for future issuance under the Share Plans. Of this amount, 388,458 shares are available for future awards.

The following table summarizes the activity of restricted stock awards:

	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2004	87,025	$10.91
Granted	-0-	—
Vested	(24,975)	$10.67
Forfeited	-0-	—

Nonvested at December 31, 2005	62,050	$11.01
Granted	-0-	—
Vested	(23,725)	$10.75
Forfeited	(4,550)	$10.55

Nonvested at September 30, 2006	33,775	$11.24

No restricted stock awards vested during the three months ended September 30, 2006 and 2005. The aggregate pre-tax, vest-date intrinsic value of restricted stock-type awards that vested during the nine months ended September 30, 2006 and 2005 was $12.03 and $11.73, respectively.

The following table summarizes the activity of restricted stock unit awards:

	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2004	-0-	—
Granted	114,940	$11.25
Vested	-0-	—
Forfeited	(480)	$11.25

Nonvested at December 31, 2005	114,460	$11.25
Granted	225,600	$9.21
Vested	(37,990)	$11.25
Forfeited	(6,900)	$11.25

Nonvested at September 30, 2006	295,170	$9.69

No restricted stock unit awards vested during the three months ended September 30, 2006 and 2005. The aggregate pre-tax, vest-date intrinsic value of restricted stock unit awards that vested during the nine months ended September 30, 2006 was $13.86. No restricted stock unit awards vested during the nine months ended September 30, 2005.

The following table summarizes the activity of stock option awards:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Pre-Tax Intrinsic Value

Outstanding at December 31, 2004	1,772,932	$11.50
Granted	2,000	$11.57
Exercised	(151,594)	$6.86
Forfeited or expired	(32,510)	$14.80

Outstanding at December 31, 2005	1,590,828	$11.88
Granted	-0-	—
Exercised	(124,420)	$6.59
Forfeited or expired	(106,476)	$15.36

Outstanding at September 30, 2006	1,359,932	$12.09	4.4	$2,443,397
Vested & expected to vest at September 30, 2006	1,356,259	$12.09	4.4	$2,441,626
Exercisable at September 30, 2006	1,248,704	$12.11	4.1	$2,360,384

The following table summarizes significant ranges of exercise prices of outstanding and exercisable options as of September 30, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share

$5.13 - $9.66	462,403	3.1	$7.09	424,436	$6.86
$10.50 - $13.09	366,906	5.2	$11.69	296,145	$11.37
$13.25 - $17.25	276,191	4.4	$15.56	273,691	$15.58
$17.99	254,432	5.4	$17.99	254,432	$17.99

Total	1,359,932	4.4	$12.09	1,248,704	$12.11

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $262 thousand and $744 thousand, respectively.  Share-based compensation expense of $187 thousand and $458 thousand was recognized under previous accounting standards for the three and nine months ended September 30, 2005, respectively.  As of September 30, 2006, there was $2.0 million of total unrecognized compensation cost related to outstanding awards that are expected to vest in the future; the weighted-average period over which that cost is expected to be recognized is 1.7  years.  The actual tax benefit realized from tax deductions relating to stock option exercises for the three months ended September 30, 2006 and 2005, amounted to $0 and $100 thousand, respectively. The actual tax benefit realized from tax deductions relating to stock option exercises for the nine months ended September 30, 2006 and 2005, was $175 thousand and $113 thousand, respectively.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.  Compensation expense for all stock option-type awards granted on or prior to December 31, 2005 has been and will continue to be recognized using the accelerated multiple-option approach, while compensation expense for all restricted stock-type awards granted on or prior to December 31, 2005 has been and will continue to be recognized using the straight-line single-option method.  Both restricted stock-type and stock option-type awards granted subsequent to December 31, 2005 will be recognized using the straight-line single-option method.

Prior to the Company’s adoption of SFAS 123(R) on January 1, 2006, the Company accounted for forfeitures as they occurred.  SFAS 123(R), however, requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ, or are expected to differ, from those estimates.  Estimated forfeitures differ among award types and among grantee groups that have significantly different historical forfeiture behavior.  As share-based compensation expense recognized in the Consolidated Statement of Operations for the first nine months of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

On November 10, 2005, the FASB issued Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R).

The Company computed the fair value of option-type awards granted under the Share Plans and ESPP option elements under the Purchase Plans using the Black-Scholes-Merton closed-form option pricing model. The weighted-average assumptions used in this model to estimate fair value and resulting values are as follows:

	Three Months Ended Sept 30		Nine Months Ended Sept 30

	2006	2005	2006	2005

Option-Type Awards under the Share Plans:
Expected dividend yield (1)	(5)	(5)	(5)	0.0%
Risk-free interest rate (2)	(5)	(5)	(5)	3.5%
Expected volatility (3)	(5)	(5)	(5)	57.0%
Expected life (in years) (4)	(5)	(5)	(5)	4.5
Weighted-average grant-date fair value per share	(5)	(5)	(5)	$5.70
Employee Stock Purchase Plans:
Expected dividend yield (1)	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate (2)	5.2%	3.5%	5.2%	3.5%
Expected volatility (3)	42.0%	57.0%	42.0%	57.0%
Expected life (in years) (4)	1	1	1	1
Weighted-average grant-date fair value per share	$3.34	$4.32	$3.34	$4.31

1.	The Company has no plans to pay a dividend during the expected life of the option-type awards or ESPP option elements.
2.	Represents the risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant.
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

5.	Not applicable, since there were no related awards granted in this period.

Pro Forma Information Under SFAS 123 for Periods Ending on or before December 31, 2005

Pro forma information regarding share-based compensation is as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005 (unaudited)	Nine Months Ended September 30, 2005 (unaudited)

Net income, as reported	$660	$2,516
Add: Non-cash share-based compensation included in net income, net of related tax effects	86	283
Deduct: Total share-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(204)	(705)

Pro forma net income	$542	$2,094

Earnings per share:
Basic—as reported	$0.08	$0.32
Basic—pro forma	$0.07	$0.26
Diluted—as reported	$0.08	$0.30
Diluted—pro forma	$0.07	$0.25

Note 3 - Revenues

Device revenues include device-related income, which consists of Inovoject® system lease fees, Inovoject® system sales, Egg Remover® fees, Egg Remover® sales, Vaccine Saver® fees, Vaccine Saver® sales and Inovoject® system distributor royalties. Product sales include sales of Bursaplex®, the Company’s in ovo infectious bursal disease vaccine.  The item “other revenues” includes revenues derived from contract research and development and grant sources.

Note 4 – Plant and Equipment

Plant and equipment are recorded at cost.  Depreciation is computed principally by using straight-line methods over the estimated useful lives of the assets placed in service, generally three to seven years. Manufacturing buildings and equipment are depreciated using the same methodology, but could be depreciated over a period spanning from 5 to 40 years.  The Company’s total depreciation expense for plant and equipment for the nine months ended September 30, 2006 was $1.9 million. Plant and equipment, at cost, consist of (in thousands):

(*unaudited)	September 30, 2006*	December 31, 2005

Plant and equipment
Office buildings	$281	$122
Building and land improvements	8,236	299
Manufacturing equipment	6,505	1,011
Construction in progress	78	13,225
Leasehold improvements	5,643	5,613
Furniture, office and lab equipment, other	9,546	9,164
Vehicles	2,470	2,435

Total plant and equipment	32,759	$31,869
Less: accumulated depreciation	(12,898)	(11,371)

Net plant and equipment	$19,861	$20,498

Note 5 – Intangible Assets

The Company capitalizes legal costs incurred in conjunction with the application for and filing of U.S. patents on internally developed technology, as well as the costs incurred to acquire exclusive licenses of U.S. patents. Exclusive license agreements are amortized over the period of the license, and patents are amortized over the shorter of the useful or legal life of the patent.  In some cases, patent infringement lawsuit expenses are capitalized and then amortized using the straight-line method upon successful defense and over the remaining life of the related patent.  In the third quarter of 2006, approximately $0.5 million of expenses related to patent infringement lawsuits were capitalized. As of September 30, 2006, an aggregate of $3.0 million of legal expenses related to patent infringement lawsuits currently pending were capitalized.  If the lawsuits covered by these expenses are not resolved in the Company’s favor, either via settlement or judgment by the applicable court, the capitalized cost will be expensed at the earlier of the time of resolution or when the Company determines that the lawsuits will not be resolved in the Company’s favor.   In addition, capitalized costs incurred to obtain patents on internally developed technology would be expensed at the time the Company decides to abandon a patent application or a patent is denied. The Company’s total amortization expense of intangible assets for the nine-month periods ended September 30, 2006 and 2005 was approximately $0.2 million.  The Company estimates amortization of intangible assets will be approximately $0.2 million per year over the next five years based on current asset values and remaining lives.  Trademarks and goodwill are not amortized, but analyzed for impairment annually, in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets".  Net intangible assets consist of (in thousands):

(*unaudited)	September 30, 2006*	December 31, 2005

Intangible assets
Patents and exclusive patent licenses	$5,927	$4,583
Goodwill	639	587
Trademarks	183	163
Other intangibles	33	38

Net intangible assets	$6,782	$5,371

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

Note 7 - Income Tax Expense

The reported tax rate for third quarter 2006 was 39% in comparison to the 43% reported tax rate for third quarter 2005.  The reported tax rate for the third quarter of 2006 decreased in comparison to the same period of 2005 due to an adjustment in the accrual for foreign income taxes.

The reported tax rate for the nine month period ended September 30, 2006 was 33% in comparison to the 32% reported tax rate for the same nine month period in 2005.  The reported tax rate for the third quarter of 2006 decreased in comparison to the same period of 2005 due to an adjustment in the accrual for foreign income taxes as a result of the establishment of a branch office in one of the Company’s foreign markets, thereby changing the tax status and method of tax accrual for those operations.

In addition, the Company filed an election during the first quarter of 2006 to change the U.S. tax classification of one of its subsidiaries.  As a result of this election, an adjustment was recorded that increased the deferred tax asset and reduced the provision for income taxes.  The tax benefit related to this adjustment was approximately $0.4 million and was recorded as a discrete benefit in the first quarter of 2006, resulting in a lower tax rate in the first nine months of 2006.  The reported tax rate for the nine months ended September 30, 2006 would have been 49% if the election had not been filed.

In the third quarter of 2006, withholding taxes accounted for 10 percentage points of the 39% tax rate, and U.S. and non-U.S. income taxes represented the remaining 29 percentage points.  In the same period of 2005, the 43% reported tax rate included 10 percentage points of withholding tax and 33 percentage points due to income taxes.  Withholding taxes are assessed on revenues in non-U.S. markets, regardless of taxable income position.

In the first nine months of 2006, withholding taxes accounted for 11 percentage points of the 33% tax rate, and U.S. and non-U.S. income taxes represented the remaining 22 percentage points.  In the same period of 2005, the 32% reported tax rate included 12 percentage points of withholding tax and 20 percentage points due to income taxes.

Note 8 - Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30 (unaudited)		Nine Months Ended September 30 (unaudited)

	2006	2005	2006	2005

Numerator:
Net Income	$734	$660	$2,176	$2,516

Denominator:
Denominator for basic net income per share—weighted-average shares	8,316	8,010	8,250	7,970
Effect of Dilutive Securities: Stock Options, Restricted Stock and Restricted Stock Units	166	330	232	324
Denominator for diluted net income per share—adjusted weighted-average shares and assumed option exercises	8,482	8,340	8,482	8,294

Basic net income per share	$0.09	$0.08	$0.26	$0.32

Diluted net income per share	$0.09	$0.08	$0.26	$0.30

Basic net income per share was determined by dividing net income by the weighted-average number of common shares outstanding during each period presented. Diluted net income per share is based on the average number of shares used for the basic net income per share calculation, adjusted for the dilutive effect of stock options, restricted stock and restricted stock units.  The dilutive effect of these securities was calculated using the Treasury Stock Method.  For the diluted net income per share denominator for the three months ended September 30, 2006 and September 30, 2005, 899,303 and 800,632 shares, respectively, underlying outstanding stock options were excluded from the calculation because the exercise price of such options exceeded the average closing price of the Company’s Common Stock during the applicable period and, thus, are non-dilutive.

For the diluted net income per share denominator for the nine months ended September 30, 2006 and September 30, 2005, 744,688 and 805,557 shares, respectively, underlying outstanding stock options were excluded from the calculation for the same reason as listed above.

Note 9 – Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes standards for reporting and display of comprehensive income and its components in the financial statements.  In accordance with SFAS 130, the Company has determined total comprehensive income net of tax to be $1.0 million and $0.9 million for the quarters ended September 30, 2006 and 2005, respectively.  For the nine-month period ended September 30, 2006 and 2005, the Company has determined total comprehensive income net of tax to be $2.9 million and $3.0 million, respectively.

The Company’s total comprehensive income represents net income plus the effect of foreign currency translation adjustments for the periods presented as summarized below (in thousands):

	Three Months Ended September 30 (unaudited)		Nine Months Ended September 30 (unaudited)

	2006	2005	2006	2005

Net Income	$734	$660	$2,176	$2,516
Currency Translation Adjustments	249	259	701	483

Comprehensive Income	$983	$919	$2,877	$2,999

Note 10 – Segments

The Company operates in a single segment.  The table below presents the Company’s operations by geographic area (in thousands):

(* unaudited)	Three Months Ended September 30		Nine Months Ended September 30

	2006 *	2005 *	2006 *	2005 *

U.S. Revenues:
Device Revenues	$8,132	$8,084	$24,297	$24,435
Product Sales	-0-	-0-	-0-	-0-
Other Revenues	163	154	576	364

Total U.S. Revenues	$8,295	$8,238	$24,873	$24,799
International Revenues:
Device Revenues	$5,293	$4,331	$13,590	$12,074
Product Sales	771	721	2,303	2,144
Other Revenues	40	38	125	92

Total International Revenues	$6,104	$5,090	$16,018	$14,310
Total Revenues	$14,399	$13,328	$40,891	$39,109

	September 30, 2006 *	December 31, 2005

Total Assets:
United States	$57,168	$51,885
International	18,246	15,589

Total	$75,414	$67,474

	September 30, 2006 *	December 31, 2005

Depreciation and Amortization Expense:
United States	3,924	$3,914
International	1,925	2,549

Total Depreciation and Amortization Expense	$5,849	$6,463

Note 11 – Debt

The Company obtained a $9.0 million construction/term loan from its bank, Branch Banking and Trust Company (“BB&T”), in August 2003 to be used for construction and equipping of Embrex Poultry Health, LLC, the Company’s Inovocox™ vaccine manufacturing facility located in Scotland County, North Carolina.  The interest rate of the loan is based on the one-month LIBOR plus 1.25%, which is a 25 basis point reduction since the second quarter of 2006.  The loan has a term of 139 months, or 11.5 years, with payments of interest only for the first 18 months.  Principal repayment on the loan began in March 2005 at the end of the interest only period and equal monthly installments of principal plus interest are payable over the remainder of the loan term.  At September 30, 2006, $8.2 million of the construction/term loan was outstanding.

The Company has a $6.0 million secured revolving line of credit with Branch Banking & Trust Co. (BB&T), which may be used for working capital purposes.  The term of this line of credit has been extended to May 2007.  The line of credit carries an interest rate of the current LIBOR plus 1.25%, which has been reduced 20 basis points since the second quarter of 2006.  At September 30, 2006, the Company’s outstanding borrowings under this credit facility were $1.6 million.   These funds were used primarily for pre-launch demonstration and marketing activities of Inovocox™ and start-up expenses of Embrex Poultry Health.

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

The Company operates in multiple tax jurisdictions and significant judgment is required in determining its worldwide provision for income taxes.  In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain.  Although the Company believes its approach to determining its various tax provisions is reasonable, no assurance can be given that the final outcome will not be materially different than that which is reflected in the Company’s historical income tax provision and accruals upon review by taxing authorities.  Management believes that adequate amounts of tax and related interest and penalties, if any, have been reserved for any adjustments that may result from years open to examination from taxing authorities. As of September 30, 2006, $0.9 million has been reserved.

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

The Company cautions that any such forward-looking statements include statements with respect to future products, services, markets and financial results.  These statements involve risks and uncertainties that could cause actual results to differ materially.  Risks include, without limitation, the degree of growth in the poultry industry in the U.S. and globally, competition arising within the United States and elsewhere, possible decreases in production by the Company’s customers, avian disease outbreaks in the Company’s markets, and market acceptance and cost of expansion in new geographic markets.  Additional risks include the Company’s ability to penetrate new markets and the degree of market acceptance of new products, the complete development and commercialization of potential future products and approved products on a cost effective basis, including Newplex® and Inovocox™, the availability of adequate product supplies, the ability of the Company’s contract manufacturers to support its products, and the ability to obtain regulatory approval of products.  Such approval is dependent upon a number of factors, such as results of trials, the discretion of regulatory officials and potential changes in regulations.  Additional information on these risks and other factors that could affect the Company’s consolidated financial results are described in Part II, Item 1A, “Risk Factors,” below and in the Company’s other filings with the Securities and Exchange Commission, including the Company’s Forms 10-Q, 10-K and 8-K.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 and 2005

CONSOLIDATED NET INCOME

(dollars in thousands except per share amounts)

	Three Months Ended September 30 (unaudited)

	2006	2005	Change	Change

Total Revenue	$14,399	$13,328	$1,071	8%
Gross Profit	$8,179	$7,697	$482	6%
Operating Income	$1,277	$1,059	$218	21%
Net Income	$734	$660	$74	11%
Earnings per share – basic	$0.09	$0.08	$0.01	13%
Earnings per share – diluted	$0.09	$0.08	$0.01	13%

Consolidated net income was $0.7 million for the third quarter of 2006, a $0.1 million, or 11% increase in comparison to the same period in 2005. Diluted earnings per share were $0.09 for third quarter 2006 and $0.08 for the same period in 2005.

OUTSTANDING SHARES

(in thousands except percentages)

	Three Months Ended September 30 (unaudited)

	2006	2005	Change	Change

Basic Weighted Average Shares Outstanding	8,316	8,010	306	4%
Diluted Weighted Average Shares Outstanding	8,482	8,340	142	2%

The basic weighted average shares outstanding increased by 306 thousand shares, or 4%, from third quarter 2005 to the same period in 2006. The diluted weighted-average shares outstanding increased by 142 thousand shares, or 2% in the third quarter of 2006 over the same period in 2005.  These increases are primarily attributable to stock option exercises and restricted stock grants.

CONSOLIDATED REVENUES

(dollars in thousands)

	Three Months Ended September 30 (unaudited)

	2006	2005	Change	Change

Device revenues	$13,425	$12,415	$1,010	8%
Product sales	771	721	50	7%
Other revenues	203	192	11	6%

Total revenues	$14,399	$13,328	$1,071	8%

Consolidated revenues for the third quarter of 2006 totaled $14.4 million, representing an increase of 8% over consolidated revenues of $13.3 million for the same period in 2005.

In the third quarter of 2006, device revenues increased $1.0 million, or 8%, to $13.4 million, which was primarily due to an increase in device sales over the same period in 2005.  The increase was also partially due to an increase in installed Inovoject® systems, particularly in Latin America, and new Egg Remover® installations, which were somewhat offset by reduced egg sets as customers adjusted to supply and demand factors in both domestic and export markets.  The 2006 third quarter device revenues include an increase of $0.2 million in device lease fees derived from single- and multi-year contracts and paid trials over the third quarter of 2005. These recurring fees generally contribute more than 90% of the device revenues in most quarters.  Device revenues also include sales of Inovoject® and Egg Remover® systems to distributors and human flu vaccine manufacturers. The sporadic nature of Inovoject® and Egg Remover® system sales to distributors and human flu vaccine companies may cause variability in revenue and gross profit on an annual and quarterly basis.  For the third quarter of 2006, device sales were $1.1 million, an increase of $0.8 million over the same period in 2005.

Product sales consisted of revenues from sales of Bursaplex®, the Company’s proprietary vaccine for avian infectious bursal disease (“IBD”).  Bursaplex® is a product that uses the Company’s antigen-antibody complex (“AAC”) technology.  To date, approval to sell Bursaplex® has been received in 33 countries.  Currently, Bursaplex® vaccine is being marketed in most of the countries where regulatory approval has been obtained.  Regulatory approvals are being sought in various Latin American, Middle Eastern and Asian markets for in ovo and post-hatch use of Bursaplex® vaccine.  Product sales for the third quarter of 2006 totaled $0.8 million, representing an increase of 7% over product sales of $0.7 million for the same period in 2005.  This was primarily due to increased Bursaplex® sales in Japan.

Other revenues remained substantially unchanged at approximately $0.2 million for both the third quarter of 2006 and 2005.  Other revenues in the third quarter of 2006 consisted primarily of funding from grant sources.

COST OF REVENUE

Gross margin decreased slightly from 58% for the third quarter of 2005 to 57% for the third quarter of 2006.  This decrease in gross margin is partially offset by certain sales and marketing expenses that were previously allocated to cost of revenue in 2005 and that have been retained in sales and marketing expenses in 2006 because such expenses are now primarily related to the support of the Company’s installed product base rather than the sale of the Company’s products.  Additional sales and marketing expenses may continue to be recorded under this classification rather than allocated to cost of revenue as infrastructure expands and matures.

Downward pressure on device lease fees, upward changes in other input costs, and regional and product mix could also cause gross margins to decrease in the future.  Depreciation expense included in cost of revenue amounted to $1.4 million and $1.1 million in the third quarters of 2006 and 2005, respectively.  Equity compensation expense included in cost of revenue amounted to $12 thousand in the third quarter of 2005.  There was no equity compensation included in cost of revenue in the third quarter of 2006.

OPERATING EXPENSES

(dollars in thousands)

	Three Months Ended September 30 (unaudited)

	2006	2005	Change	Change

General and administrative	$2,967	$2,941	$26	1%
Sales and marketing	1,949	1,020	929	91%
Research and development	1,986	2,677	(691)	(26)%

Total Operating Expenses	$6,902	$6,638	$264	4%

Operating expenses totaled $6.9 million for the third quarter of 2006 compared to $6.6 million for the same period of 2005.  The expense categories below include additional equity compensation expenses of nearly $0.1 million in accordance with SFAS 123(R) that were incurred in the third quarter of 2006.

General and administrative (“G&A”) expenses were $3.0 million for the third quarter of 2006, a 1% increase over G&A expenses of $2.9 million for the same period of 2005.  Contributing to the increase were increases in staff-related and third-party expenses to support business growth in Latin America, increased expenses related to the start-up of Embrex Poultry Health and equity compensation expense.  Depreciation and amortization expense included in G&A amounted to $0.2 million in the third quarter of 2006 and $0.1 million in the third quarter of 2005.  Equity compensation expense included in G&A amounted to $118 thousand in the third quarter of 2006 and $71 thousand during the same quarter in 2005.

Sales and marketing expenses were $1.9 million during the third quarter of 2006, an increase of 91% or $0.9 million over the same period in 2005.  The primary reason for the overall increase was pre-launch demonstration and marketing activities of Inovocox™.  To a lesser extent, the increase was also due to expansion in Latin American operations and the continued support of existing products. Additionally, certain sales and marketing expenses that were previously allocated to cost of revenue in 2005 have been retained in sales and marketing expenses in 2006 because such expenses are now primarily related to the support of the Company’s installed product base rather than the sale of the Company’s products.  Additional sales and marketing expenses may continue to be recorded under this classification rather than allocated to cost of revenue as infrastructure expands and matures.  Depreciation and amortization expense included in sales and marketing expenses amounted to $0.1 million in both the third quarter of 2006 and 2005. Equity compensation expense included in sales and marketing expenses amounted to $86 thousand in the third quarter of 2006 and $46 thousand in the third quarter of 2005.

Research and development (“R&D”) expenses decreased $0.7 million from the third quarter of 2005 to the third quarter of 2006.  Depreciation and amortization expense included in R&D expense amounted to $0.5 million in the third quarter of 2006 and $0.3 million for the same period in 2005.  Equity compensation expense included in R&D amounted to $58 thousand in the third quarter of 2006 and $26 thousand in the third quarter of 2005.  The Company’s overall R&D expenses reflect expenditures incurred in three distinct departments:

The first of these departments, R&D, is responsible for expenditures associated with the work on the Company’s product portfolio, particularly Newplex® vaccine and Inovocox™, the in ovo coccidiosis vaccine.  R&D expenses increased $0.1 million from $1.2 million for the third quarter of 2005 to $1.3 million for the third quarter of 2006.

The second of these R&D departments, Global Product Development & Supply (“GPDS”), is responsible for development and testing of commercial machine devices and supply of biological products.  During 2005 this group also was responsible for development and commercial testing related to the Gender Sort project and overseeing start-up of the Embrex Poultry Health manufacturing facility for the production of Inovocox™. GPDS expenses were $0.7 million in the third quarter of 2005 and decreased to $0.2 million in the third quarter of 2006.  This $0.5 million reduction is primarily due to the suspension of the Gender Sort project in the third quarter of 2005.

The third R&D department is Engineering and Manufacturing, which makes design modifications and improvements to the Inovoject® and Egg Remover® systems, as well as the Vaccine Saver® option. Manufacturing costs associated with Embrex Poultry Health are captured in Engineering and Manufacturing expenses as well.  Operating expenses for this department decreased from $0.8 million in the third quarter of 2005 to $0.5 million for the third quarter of 2006 as some Embrex Poultry Health expenses have transitioned from manufacturing functions to the sales and marketing group in support of pre-launch demonstration and marketing activities of Inovocox™ vaccine.  Depreciation expense of the Embrex Poultry Health facility and related manufacturing equipment was $0.2 million in the third quarter of 2006.   R&D expense classifications may change as the purpose of the specific activity or activities change to meet the Company’s strategic and operational objectives.  In particular, a number of activities such as product portfolio work for Newplex® and Inovocox™ may take the form of commercial support.

OTHER INCOME AND EXPENSE

Net other income decreased from income of $0.1 million in the third quarter of 2005 to an expense of $0.1 million in the third quarter of 2006

Interest expense commenced in the second quarter of 2006 as the Embrex Poultry Health facility obtained USDA approval to manufacture Inovocox™ in April 2006.  The Company expects the interest expense related to the term loan to be approximately $0.2 million for the remainder of 2006.

Interest income was essentially unchanged from the third quarter of 2005 to the same period of 2006 at less than $0.1 million.

Miscellaneous other income (expense) decreased from the third quarter of 2005 to the third quarter of 2006 primarily due to foreign currency transaction gains and losses, and had a net change of $0.1 million.

INCOME TAX EXPENSE

Income taxes were $476 thousand in the third quarter of 2006 compared to $490 thousand in the third quarter of 2005.  The third-quarter 2006 reported tax rate was 39%, compared to 43% for the same period in 2005.  In the third quarter of 2006, withholding taxes were $123 thousand and accounted for 10 percentage points of the 39% effective tax rate.  U.S. and non-U.S. income taxes were $353 thousand, or 29 percentage points of the 39% effective tax rate.   In the third quarter of 2005, withholding taxes amounted to $112 thousand, or 10 percentage points of the 43% tax rate, while U.S. and non-U.S. income taxes were $378 thousand and accounted for 33 percentage points of the 43% tax rate.

Income tax expense was lower in the third quarter of 2006 due to an adjustment in the accrual for foreign income taxes as a result of the establishment of a branch office in one of the Company’s foreign markets, thereby changing the tax status and method of tax accrual for those operations.

Nine Months Ended September 30, 2006 and 2005

CONSOLIDATED NET INCOME

(dollars in thousands except per share amounts)

	Nine Months Ended September 30 (unaudited)

	2006	2005	Change	Change

Total Revenue	$40,891	$39,109	$1,782	5%
Gross Profit	$23,837	$22,498	$1,339	6%
Operating Income	$3,225	$3,397	$(172)	(5)%
Net Income	$2,176	$2,516	$(340)	(14)%
Earnings per share – basic	$0.26	$0.32	$(0.06)	(19)%
Earnings per share – diluted	$0.26	$0.30	$(0.04)	(13)%

Consolidated net income for the first nine months of 2006 was $2.2 million, a 14% decrease from $2.5 million for the same period in 2005.  Diluted earnings per share were $0.26 for the first nine months of 2006 and $0.30 for the same period in 2005.  Diluted earnings per share of $0.26 for the first nine months of 2006 reflects the earnings per share impact of $0.06 in severance expense, as well as depreciation and term loan interest that the Company began to expense for Embrex Poultry Health after the Inovocox™ vaccine and the facility were approved by the USDA in April, as well as a one-time election for including the Company’s Brazilian subsidiary in its consolidated federal income tax returns. Diluted earnings per share of $0.30 for the first nine months of 2005 reflects the earnings per share impact of $0.09 in capitalized Inovocox™ pre-licensure serials amounting to $0.5 million and extraterritorial income exclusions from the filing of 2001 and 2002 amended tax returns that amounted to another $0.5 million.

OUTSTANDING SHARES

(in thousands except percentages)

	Nine Months Ended September 30 (unaudited)

	2006	2005	Change	Change

Basic Weighted Average Shares Outstanding	8,250	7,970	280	4%
Diluted Weighted Average Shares Outstanding	8,482	8,294	188	2%

The basic weighted-average shares outstanding increased 280 thousand shares, or 4%, from the first nine months of 2005 to the first nine months of 2006.  The diluted weighted-average shares outstanding increased by 188 thousand shares, or 2%, in the first nine months of 2006 compared to the first nine months of 2005.  These increases are primarily attributable to stock option exercises and restricted stock grants.

CONSOLIDATED REVENUES

(dollars in thousands)

	Nine Months Ended September 30 (unaudited)

	2006	2005	Change	Change

Device revenues	$37,887	$36,509	$1,378	4%
Product sales	2,303	2,144	159	7%
Other revenues	701	456	245	54%

Total revenues	$40,891	$39,109	$1,782	5%

Consolidated revenues for the first nine months of 2006 totaled $40.9 million, representing an increase of 5% over consolidated revenues of $39.1 million for the same period in 2005.

In the first nine months of 2006, device lease fees increased 2% or $0.7 million as compared to the first nine months of the prior year. The increase in device fees is primarily due to an increase in the Inovoject® system customer base, particularly in Latin America, as well as additional Egg Remover® installations.  Device revenues also include sales of Inovoject® and Egg Remover® systems to distributors and human flu vaccine manufacturers. The sporadic nature of Inovoject® and Egg Remover® system sales to distributors and human flu vaccine companies may cause variability in revenue and gross profit on an annual and quarterly basis. For the first nine months of 2006, this resulted in a $0.7 million increase in device sales when compared to the first nine months of 2005. Overall, device revenues totaled $37.9 million for the first nine months of 2006 compared to $36.5 million for the same period in 2005, representing a 4% increase year over year.   Although device revenues are up thus far in 2006 compared to 2005, the Company continues to have concerns based on possible avian influenza outbreaks that may disrupt global poultry production and consumption levels, adversely impacting Inovoject® injection and/or product revenues.

Product sales increased 7% to $2.3 million in the first nine months of 2006 as compared to $2.1 million for the same period in 2005, primarily due to increased Bursaplex® sales in Japan.

Other revenues of $0.7 million increased 54% from the first nine months of 2005 to the same period of 2006.  Other revenues in the first nine months of 2006 consisted primarily of funding from grant sources.

COST OF REVENUE

Gross margin remained unchanged at 58% for the first nine months of both 2005 and 2006. Certain sales and marketing expenses that were previously allocated to cost of revenue in 2005 have been retained in sales and marketing expenses in 2006 because such expenses are now primarily related to the support of the Company’s installed product base rather than the sale of the Company’s products.  Additional sales and marketing expenses may continue to be recorded under this classification rather than allocated to cost of revenue as infrastructure expands and matures.

Downward pressure on device lease fees, upward changes in other input costs, and regional and product mix could cause gross margins to decrease in the future.  Depreciation expense included in cost of revenue amounted to $3.7 million and $3.2 million in the first nine months of 2006 and 2005, respectively.  Equity compensation expense included in cost of revenue amounted to $12 thousand in the first nine months of 2005.  There was no equity compensation included in cost of revenue in the first nine months of 2006.

OPERATING EXPENSES

(Dollars in thousands)

	Nine Months Ended September 30 (unaudited)

	2006	2005	Change	Change

General and administrative	$8,765	$8,209	$556	7%
Sales and Marketing	5,210	3,215	1,995	62%
Research and development	6,637	7,677	(1,040)	(14)%

Total Operating Expenses	$20,612	$19,101	$1,511	8%

Operating expenses totaled $20.6 million for the first nine months of 2006 compared to $19.1 million for the same period of 2005. The primary reason for the overall increase was to support growth in Latin American operations and prepare for the Inovocox™ pre-launch activities.  The expense categories below include additional equity compensation expenses of nearly $0.3 million in accordance with SFAS 123(R) that were incurred in the first nine months of 2006.  Other factors are described below.

G&A expenses were $8.8 million for the first nine months of 2006, up $0.6 million or 7% compared to $8.2 million for the same period of 2005.  Contributing to the increase was severance expense of $0.1 million incurred in the first quarter of 2006, increases in staff-related and third-party expenses to support business growth in Latin America, increased expenses related to the start-up of Embrex Poultry Health and equity compensation.  Depreciation and amortization expense included in G&A amounted to $0.5 million in the first nine months of 2006 and $0.4 million in the first nine months of 2005.  Equity compensation expense included in G&A amounted to $323 thousand in the first nine months of 2006 and $183 thousand for the same period of 2005.

Sales and marketing expenses for the first nine months of 2006 were $5.2 million, up $2.0 million compared to $3.2 million for the same period in 2005.  The primary reason for the overall increase was growth in marketing expenses related to pre-launch demonstration and marketing activities of Inovocox™.  To a lesser extent, the increase was also due to expansion in Latin American operations and the continued support of existing products.

Additionally, certain sales and marketing expenses that were previously allocated to cost of revenue in 2005 have been retained in sales and marketing expenses in 2006 because such expenses are now primarily related to the support of the Company’s installed product base rather than the sale of the Company’s products.  Additional sales and marketing expenses may continue to be recorded under this classification rather than allocated to cost of revenue as infrastructure expands and matures.  Depreciation and amortization expense included in sales and marketing expenses amounted to $0.3 million in both the first nine months of 2006 and 2005.  Equity compensation expense included in sales and marketing expenses amounted to $249 thousand in the first nine months of 2006 and $114 thousand in the first nine months of 2005.

R&D expenses decreased approximately $1.0 million from $7.7 million for the first nine months of 2005 to $6.6 million for the same period of 2006.  The decrease is principally due to reduced expenses related to the Gender Sort project, which was suspended in the third quarter of 2005, although partially offsetting this was severance expense of $0.3 million incurred in the first nine months of 2006.  Depreciation and amortization expense included in R&D expenses amounted to $1.3 million in the first nine months of 2006 and $0.8 million for the first nine months of 2005.  Equity compensation expense included in R&D expenses amounted to $172 thousand in the first nine months of 2006 and $67 thousand in the first nine months of 2005.  Depreciation expense of the Embrex Poultry Health facility and related manufacturing equipment was $0.4 million in the first nine months of 2006.  Approximately $0.5 million of this department’s expenses were capitalized in 2005 related to validation costs for USDA pre-licensing serials of Inovocox™ vaccine for the Embrex Poultry Health facility.  Without this capitalization, R&D expenses for the first nine months of 2006 would have shown a decrease of an additional $0.5 million, for a reduction of 19% from the first nine months of 2005.

OTHER INCOME AND EXPENSE

Net other income decreased from $307 thousand in the first nine months of 2005 to $17 thousand in the first nine months of 2006.  The reduction results primarily from interest expense related to the term loan for construction of the Embrex Poultry Health facility, which was not reflected in 2005 interest expense totals, as that interest cost was capitalized as part of the construction cost of the facility.   Also contributing to the decrease was lower currency translation gains in 2006 as compared to the same period in 2005.

Interest income totaled $161 thousand for the first nine months of 2006, a $53 thousand increase in comparison to the same period of 2005.  The increase in interest income is mainly due to higher cash balances held in non-U.S. regions, where higher interest rates prevailed in 2006 as compared to 2005.

Interest expense in the first nine months of 2006 increased seven-fold over the same period of 2005 to $218 thousand.  This increase is primarily due to interest for the Embrex Poultry Health construction term loan that was previously capitalized prior to licensure of the Embrex Poultry Health facility and Inovocox™ vaccine.

Other income totaled $74 thousand in the first nine months of 2006, a $153 thousand decrease in comparison to the same period of 2005.  The other income in both periods is primarily related to foreign currency transaction gains and losses.

INCOME TAX EXPENSE

Income taxes totaled $1.1 million for the first nine months of 2006, a $0.1 million decrease in comparison to the same period in 2005. The reported tax rate for the first nine months of 2006 was 33% in comparison to the 32% reported tax rate for the first nine months of 2005.  In the first nine months of 2006, withholding taxes were $0.4 million and accounted for 11 percentage points of the 33% effective tax rate.  U.S. and non-U.S. income taxes were $0.7 million and accounted for 22 percentage points of the 33% effective tax rate.   In the first nine months of 2005, withholding taxes amounted to $0.4 million, or 12 percentage points of the 32% effective tax rate.  U.S. and non-U.S. income taxes were $0.8 million, or 20 percentage points of the 32% effective tax rate.

The decrease in income tax expense for the first nine months of 2006 in comparison to the same period of 2005 was primarily due to lower pre-tax net income and slightly reduced foreign withholding taxes from the first nine months of 2005 to the same period of 2006.  Partially offsetting these reductions was an income tax increase caused by a difference between individual discrete events that occurred in the first nine months of 2006 and 2005.  During the first nine months of 2006, the Company filed an election to change the U.S. tax classification of one of its subsidiaries.  As a result of this election, an adjustment was recorded that increased the deferred tax asset and reduced the provision for income taxes.  The tax benefit related to this adjustment was approximately $0.4 million and was recorded as a discrete benefit in the first nine months of 2006.  In the first nine months of 2005, a tax benefit of $0.5 million was recorded from the filing of amended tax returns.  The returns were amended to reflect the Company’s claim for the extraterritorial income exclusion in 2001 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company’s cash and cash equivalents balances totaled $3.0 million compared to $2.0 million at December 31, 2005.

During the first nine months of 2006, more than $8.7 million of cash flow was generated by operating activities.  Of this, $2.2 million was generated by net income and $5.8 million in cash flows from operations was related to depreciation and amortization.  Non-cash equity-based compensation charges and a related tax benefit provided $0.9 million, and the balance was primarily a result of changes in working capital.

Cash from operations was invested in $9.1 million of capital expenditures, of which $7.3 million or approximately 80% was used to acquire revenue generating devices, such as Inovoject® and Egg Remover® systems.  Approximately $0.5 million was invested in Embrex Poultry Health while the remainder was invested in other capital items.  Another $1.6 million was invested in patents and intellectual property protection.

Approximately $1.1 million was provided from the issuance of Common Stock related to the exercise of stock options and purchases under the Company’s Employee Stock Purchase Plans.

Drawdown on the Company’s short-term revolving line of credit provided $1.6 million, while repayments of long-term debt used to fund most of the Embrex Poultry Health manufacturing facility consumed $0.3 million.

Consequently, the Company generated $0.4 million of cash during the first nine months of 2006.

The Company obtained a $9.0 million construction/term loan from Branch Banking & Trust Co. (BB&T) in August 2003 that was used for building and equipping the Embrex Poultry Health facility located in Scotland County, North Carolina.  At September 30, 2006, $8.2 million of the construction/term loan was outstanding.

The Company has a $6.0 million secured revolving line of credit with BB&T, which may be used for working capital purposes.  The term of this line of credit has been extended to May 2007.  The line of credit carries an interest rate of the current LIBOR plus 1.25%, which has been reduced 20 basis points since the second quarter of 2006.  At September 30, 2006, the Company’s outstanding borrowings under this credit facility were $1.6 million.

The terms of the construction/term loan and the line of credit require the Company to maintain a ratio of total current assets to total current liabilities, or current ratio, of 2.0 to 1.0.  As of the end of the third quarter of 2006, the Company’s current ratio was approximately 1.925 to 1.0.  This current ratio was the result of the timing of certain payments made by or due to the Company near the end of the third quarter 2006, and the Company does not believe that this timing has had any material effect on the Company’s liquidity and capital resources.  Embrex has since obtained a waiver from BB&T of the current ratio requirement through December 31, 2006, and the line of credit remains available for use.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential loss arising from adverse changes in market rates and prices.  The Company’s primary market risk exposure is in changes in foreign currency exchange rates.  Approximately 37%, 34% and 32% of Embrex’s revenues for the years ended December 31, 2005, 2004 and 2003, respectively, were derived from the Company’s operations outside the United States. The Company’s consolidated financial statements are denominated in U.S. Dollars and, accordingly, changes in the exchange rates between foreign currencies and the U.S. Dollar will affect the translation of the Company’s subsidiaries’ financial results into U.S. Dollars for purposes of reporting the Company’s consolidated financial results.  From December 31, 2005 to September 30, 2006, the Pound Sterling and Euro appreciated 9% and 7% against the U.S. Dollar, respectively.  Certain Asian and Latin American currencies appreciated against the U.S. Dollar as well, particularly the Brazilian Real, which appreciated 5% against the U.S. Dollar during the same period.  If average exchange rates during the first nine months of 2006 had remained the same as the average exchange rates for these currencies during the same period of 2005, the Company’s revenues for the first nine months of 2006 would have been approximately $40.5 million instead of $40.9 million, representing a year-to-year growth rate of 4% as compared to the actual exchange-adjusted growth rate of 5%.

Accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $1.0 million at September 30, 2006 as compared with $0.3 million at December 31, 2005. This increase was mainly attributable to the overall weakening of the U.S. Dollar with respect to the currencies in which the Company has an exchange rate risk. The primary contributor to the change in currency translation adjustments was the Latin America region, specifically Brazil.

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

As of September 30, 2006, the Company’s exposure to market risk for a change in interest rates is related to debt outstanding under the term loan used for construction and equipping of the Embrex Poultry Health facility and the short-term revolving line of credit.  At September 30, 2006, the variable rate debt outstanding that was exposed to fluctuations in the market rate of interest under the term loan totaled $8.2 million.  The variable rate debt outstanding that was exposed to fluctuations in the market rate of interest under the line of credit totaled $1.6 million. The definitive extent of the Company’s interest rate risk under this term loan is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.  Based on the current balance outstanding, an increase in the LIBOR of 100 basis points would increase the Company’s annualized interest expense by approximately $0.1 million.

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

Changes to Internal Control Over Financial Reporting

The Company routinely reviews its internal control over financial reporting and from time to time makes changes intended to enhance the effectiveness of its internal control over financial reporting.  The Company made no changes in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ending September 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.  The Company has comprehensively assessed financial controls related to a subsidiary operation that has become material to its financial reporting for the fiscal year ended December 31, 2005.  Activities to strengthen the control environment at the subsidiary are ongoing.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

In December 2003, Embrex filed suit in the U.S. District Court for the Eastern District of North Carolina against Breuil S.A. (“Breuil”) of Landivisiau, France, and New Tech Solutions, Inc. of Gainesville, Georgia, asserting patent infringement.  Embrex alleges that each of the defendants’ development of candling and in ovo selective injection devices, designed to compete with Embrex’s patented Inovoject® system injection with Vaccine Saver® option and Egg Remover® system, infringes two Embrex patents related to Embrex’s proprietary apparatus and methods for distinguishing live eggs from infertile or “dead” eggs and for selectively injecting specific eggs identified as suitable for inoculation as well as the apparatus performing this function.  Embrex seeks injunctive relief and monetary damages and has asked for a jury trial.  The defendants have denied infringement and alleged that Embrex’s two patents are invalid.  Fact discovery is nearly completed. The court conducted a Markman hearing to determine the meaning and scope of the patent claims. The court issued a Markman opinion adopting Embrex’s claim construction.  Breuil filed a motion for summary judgment on patent marking.  Embrex opposed the motion.  The court granted Breuil’s motion as to both patents for the Vaccine Saver® option, and denied Breuil’s motion as to one patent for the Egg Remover® system.  Breuil also filed a motion for leave to file a supplemental answer and counterclaims to include an alleged affirmative defense of patent misuse, a counterclaim for alleged federal antitrust liability and a counterclaim for alleged trade secret misappropriation.  The court granted the motion.  Embrex answered the supplemental counterclaims denying any liability and asserting affirmative defenses.  Embrex filed a motion for summary judgment of infringement and a motion for summary judgment of patent validity.  Briefing on the motions is completed.  The court’s decision is pending. On August 30, 2006, Breuil and New Tech Solutions’ attorneys filed a motion to withdraw as counsel for the defendants.  On September 7, 2006, the Court granted the motion.  The Court also ordered Breuil and New Tech Solutions to retain new counsel and file a notice of appearance on or before October 2, 2006.  The Court’s Order further states that failure to do so will result in this matter being referred to the presiding District Judge for appropriate sanctions, including the possibility of entry of judgment in favor of Embrex.

Breuil and New Tech Solutions failed to retain new counsel as directed.  On October 5, 2006, the Court entered an Order ordering Breuil and New Tech Solutions to appear at a Show Cause Hearing on October 19, 2006 to show cause why they have failed to retain new counsel.  The Order further stated that the failure of Breuil and New Tech Solutions to attend the hearing and to establish good cause will result in a recommendation that judgment be entered against Breuil and New Tech Solutions for failure to defend and to comply with the court’s orders.

On October 19, 2006, Breuil and New Tech Solutions failed to appear at the Show Cause Hearing.  At the hearing, the court advised Embrex that the court intends to issue a Memorandum and Recommendation recommending that judgment be entered against Breuil and New Tech Solutions, and permitting Embrex to submit to the Court proposed terms for a permanent injunction and an accounting of damages.  Because of this lawsuit, the Company’s results of operations have been impacted and will continue to be impacted by the costs of pursuing this litigation. Moreover, there can be no assurance the Company will prevail in its claims against Breuil  or New Tech Solutions, Inc.  Even if the court finds in Embrex’s favor, the Company has no assurances that any damage award will exceed the Company’s costs of pursuing this litigation or that the Company would be able to collect any damages from either defendant.

In August 2004, Embrex filed suit in the U.S. District Court for the Middle District of North Carolina against AviTech, LLC (“AviTech”) of Hebron, Maryland asserting patent infringement.  Embrex alleges that AviTech’s injection system, designed to compete with the Company’s patented Inovoject® system, infringes one of the Company’s patents related to the Company’s proprietary apparatus and methods for accurately and precisely injecting eggs to the same depth and location when the eggs are of varying sizes and may be presented to the injection apparatus in somewhat different orientations.  The Company seeks injunctive relief and monetary damages and has asked for a jury trial.  The defendant denied that the North Carolina court has jurisdiction and moved to dismiss or, in the alternative, for transfer to the United States District Court in Maryland.  The Company opposed the defendant’s motion. The court heard oral argument on the motion, granted the defendant’s motion in part and transferred the case to the U.S. District Court for the District of Maryland, Northern Division, where AviTech filed a complaint against Embrex for a declaratory judgment of alleged patent invalidity, patent noninfringement, patent unenforceability and monetary damages based on an alleged antitrust claim.  Embrex filed a motion to dismiss AviTech’s declaratory judgment claims.  The court granted the motion with respect to the antitrust claim, and allowed Avitech to file a motion to replead with the necessary particularity.  Discovery on the patent issues is nearly completed and discovery on the antitrust issues recently commenced.  The parties have filed cross-motions for summary judgment on the patent infringement and validity issues.  Briefing on the cross-motions is ongoing and is expected to be completed in November 2006.  Because of this lawsuit, the Company’s results of operations have been impacted and will continue to be affected by the costs of pursuing this litigation. Moreover, there can be no assurance the Company will prevail in its claims against AviTech or that the Company will be able to successfully defend against AviTech’s claims.  Even if the court finds in the Company’s favor, the Company has no assurances that any damage award will exceed the Company’s costs of pursuing this litigation or that the Company would be able to collect any damages from the defendant.

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

OUR FUTURE GROWTH DEPENDS ON EXPANSION OF INTERNATIONAL REVENUES AND WE WILL BE SUBJECT TO INCREASED RISKS IN THE INTERNATIONAL MARKETPLACE

We estimate that our Inovoject® system inoculates approximately 85% of all eggs produced for the U.S. and Canadian broiler poultry markets.  Given this market penetration, we expect only limited growth in the number of system installations and only minor system revenue growth in this market.  Additionally, due to our market penetration and the significance of the U.S. and Canadian poultry markets to our revenue, any adverse conditions in these markets could have a material and adverse effect on our revenues.  For this reason, we must expand our device installations and product sales in markets outside the United States and Canada in order to realize revenue growth.  In 2005, international sales accounted for 37% of our consolidated revenues.  In 2004 and 2003, international sales accounted for 34% and 32% of our consolidated revenues, respectively.  Revenue growth outside the United States and Canada depends on gaining and preserving market acceptance of our devices and in ovo administration of vaccine products in markets outside the United States and Canada to treat prevailing poultry diseases in those markets.  Lack of market acceptance of our devices and in ovo products in these markets would materially adversely affect our revenue growth.  Our operating expenses associated with operations outside the United States and Canada historically have been relatively higher as a percentage of revenues than similar costs for operations inside the United States and Canada.  Accordingly, we believe that international sales may result in decreased gross margin percentages for Embrex.

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

In April 2006, the USDA granted our Inovocox™ coccidiosis vaccine for poultry a Veterinary Biological Product License which allows us to market and sell the product in the United States. Simultaneously, the USDA granted a Veterinary Biologics Establishment License to Embrex Poultry Health LLC, our manufacturing subsidiary based in Scotland County, North Carolina, where the new vaccine will be manufactured, packaged and shipped to customers.  Marketing this product in non-U.S. countries will require us to pursue separate approvals from foreign regulatory agencies.  There is no assurance that approvals in other markets will be granted, supplies will be available or that Inovocox™ will be sold in commercial quantities in the United States or in any of the other countries where approval may be obtained, or that product sales will be sufficient to offset our investment in development of the product and construction of the Inovocox™ vaccine manufacturing facility.

We have developed and commercialized AAC, which is technology that we use in our Bursaplex® vaccine.  Bursaplex® has been sold in commercial quantities during the past six years, and we currently have approval to sell it in 33 countries.  However, there is no assurance that supplies will continue to be available or that the product will continue to be sold in commercial quantities.

In May 2003, the USDA provided regulatory approval of Newplex®, our in ovo Newcastle Disease vaccine, within the United States.  Newplex® vaccine is also based on AAC technology.  Although we have received approval to sell Newplex® in nine countries, we have recently discovered difficulties in the formulation and production of Newplex®, which has affected manufacturing on a consistent basis. While we resolve these issues we may not have product supplies available.  There is no assurance that we will resolve these manufacturing issues, that supplies will be available, that Newplex® will be sold in commercial quantities in the United States or in any of the other countries where approval has been obtained or that approvals in other markets will be granted.

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

For example, if rising poultry feed prices increase the production costs of commercial poultry producers or any government bans the importation of U.S. chicken or chicken sourced from other key poultry producing countries, these producers may reduce poultry production.  This decreased production could adversely impact our revenues since a principal component of our revenues are fees charged to customers for the number of eggs injected or processed by our devices, and to a lesser extent products sold to customers, such as vaccines.

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

WE DO NOT MANUFACTURE MOST OF OUR DEVICES OR VACCINE PRODUCTS. WE ARE DEPENDENT ON ONE CONTRACT MANUFACTURER FOR INOVOJECT® AND EGG REMOVER® DEVICES AND ANOTHER CONTRACT MANUFACTURER FOR A KEY COMPONENT OF AAC PRODUCTION.  WE ARE ALSO DEPENDENT ON SINGLE CONTRACT MANUFACTURERS FOR PRODUCTION OF BOTH BURSAPLEX® AND NEWPLEX®

General Risks Associated with Reliance on Contract Manufacturers

We currently do not have facilities for the production of most of our devices and vaccine products.  Therefore, we rely principally upon relationships with contract manufacturers.  There can be no assurance that we can maintain manufacture and supply agreements on terms and at costs acceptable to us.  We have various relationships with manufacturers and suppliers, including those described below.  The loss of any of these relationships could materially adversely affect our operating results.  There are a number of risks associated with our dependence on contract manufacturers, including:

•	reduced control over delivery schedules;

•	potential inability to monitor and maintain inventory levels;

•	reduced control over quality assurance;

•	reduced control over manufacturing yields and costs;

•	potential lack of adequate capacity during periods of unanticipated demand;

•	limited warranties on products supplied to us;

•	increases in prices at a higher rate than our ability to recover our increased costs through contractual price adjustments with our customers;

•	reduced control over regulatory efforts;

•	potential misappropriation of our intellectual property;

•	catastrophic loss of production capacity due to property damage, either man-made or by nature;

•	the loss of these contract manufacturers due to financial circumstances in their respective businesses or their exit from the business lines that manufacture our devices and products; and

•	minimum purchase requirements, which could result in excessive inventories if the demand for products falls short of such minimum purchase requirements.

If our contract manufacturers failed to provide us with an adequate supply of finished devices or vaccine products, our business would be harmed.  We do not have long-term contracts or arrangements with several of our vendors that guarantee product availability or the continuation of particular payment terms.  In addition, we are currently dependent on a single contract manufacturer for several of our key products as described below.  Although we believe our relationships with our contract manufacturers generally are sound, we cannot assure you that we will continue to maintain relationships with them or that they will continue to exist.

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

Vaccines and AAC Technology

We obtain all of our requirements for one of the active ingredients in AAC technology from Charles River Laboratories, Inc. through its SPAFAS Avian Products Services Divisions (SPAFAS).  Currently our sole manufacturer for Bursaplex® is Merial Select, Inc. (Select), and our sole manufacturer for Newplex® is a subsidiary of Lohmann Animal Health International (LAHI).  The manufacture of AAC antibody and all vaccines must be performed in licensed facilities and is subject to USDA regulation.  The regulatory approvals granted by the USDA for Bursaplex® in January 1997 and for Newplex® in May 2003 specifically cover vaccines produced with SPAFAS-manufactured AAC antibody.

As the USDA licensed manufacturers of record, Select holds the USDA license for Bursaplex® and LAHI holds the USDA license for Newplex®.  Although there are other manufacturers that may be capable of manufacturing AAC antibody, Bursaplex®, and Newplex®, we do not currently have alternative sources for production.

If SPAFAS, Select or LAHI is unable to carry out its respective manufacturing obligations (described above) to our satisfaction, we may be unable to obtain alternative manufacturing, or to obtain such manufacturing on commercially reasonable terms or on a timely basis.  We have received notice from Select that it does not intend to renew its contract to manufacture Bursaplex®.  Select remains obligated to us to provide a cross-license, sub-license or sell the USDA product license to an alternative producer of our choice, which we are evaluating.  However, there is no assurance that we will be able to arrange continued supply of Bursaplex® on a timely basis or on commercially reasonable terms.  A change of any of our suppliers could materially adversely affect our future operating results due to the time it would take a new supplier to obtain regulatory approval by the USDA of its production process or manufacturing facilities.  Current regulatory approvals in foreign countries are or will be based on AAC-antibody as manufactured by SPAFAS, Bursaplex® as manufactured by Select, or Newplex® as manufactured by LAHI.  A change of manufacturer would result in the need to reapply for regulatory approval in those countries and may lead to suspended sales of that product until new approvals could be secured.  Any delays in securing new approvals would have a material adverse effect on our revenues and growth prospects.  We cannot guarantee that we would be able to secure new approvals in every country or that such approvals would be granted in a timely fashion.

WE FACE RISKS RELATED TO COMPLIANCE WITH LAWS IMPACTING CORPORATE GOVERNANCE AND FINANCIAL REPORTING STANDARDS

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), new Public Company Accounting Oversight Board standards and rules, new U.S. Securities and Exchange Commission (SEC) regulations and new Nasdaq rules, are creating uncertainty and expense for companies such as ours.  These new or changed laws, regulations and standards are complex and extensive, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in evolving disclosure and corporate governance practices.  As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased G&A expenses and management time related to compliance activities.  In particular, our efforts to comply with Section 404 of Sarbanes-Oxley and the related regulations regarding our assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources.  We expect these efforts to require the continued commitment of significant resources including additional outside legal, accounting and advisory services.  In addition, as our international operations continue to grow and foreign operations become financially significant, it will be necessary for those foreign subsidiaries to meet requirements for internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley.  Due to the limited staffing at some of our foreign subsidiaries, there is no assurance that we would be able to meet requirements for internal control over financial reporting, particularly requirements for segregation of duties.  If we fail to comply with new or changed laws, regulations and standards, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.  Any such action could adversely affect our financial results and the market price of our Common Stock.

WE FACE THE RISK THAT WE MAY NEED TO MAKE ADDITIONAL CONTRIBUTIONS TO OUR 401(K) PLAN

Historically, under our 401(k) Plan, we have based participant and employer contributions on participants’ salaries. In the third quarter of 2005, we discovered that the 401(k) Plan documents prepared by our third party administrator provide (and we believe incorrectly) that other elements of compensation be included when determining the appropriate contributions. Our intent has always been that contributions be based only on base salary. We intend to seek approval to conform the 401(k) Plan document retroactively to our intent and practice. Should this relief not be granted, we believe we would be required to make additional contributions to the 401(k) Plan for participants who had not already reached the maximum contribution. We are unable to estimate at this time the amount of additional contributions that potentially could be required and for what time periods. We are not able to predict whether any additional contributions would have a material adverse effect on our historical or future financial statements.

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

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits

Exhibit Number	Description of Document

10.1	Embrex, Inc. Short-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Embrex’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2006)
10.2

Form A – Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to Embrex’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2006)

10.3

Form B – Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.3 to Embrex’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2006)

10.4

Change in Control Severance Agreement dated July 24, 2006 between Embrex and Ronald Bryant (incorporated herein by reference to Exhibit 10.4 to Embrex’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2006)

10.5

Amended and Restated Change in Control Severance Agreement dated July 24, 2006 between Embrex and Randall L. Marcuson (incorporated herein by reference to Exhibit 10.5 to Embrex’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2006)

10.6

Amended and Restated Change in Control Severance Agreement dated July 24, 2006 between Embrex and Joseph P. O’Dowd (incorporated herein by reference to Exhibit 10.6 to Embrex’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2006)

10.7

Amended and Restated Change in Control Severance Agreement dated July 24, 2006 between Embrex and Don T. Seaquist (incorporated herein by reference to Exhibit 10.7 to Embrex’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2006)

10.8	Branch Banking & Trust Co. letter dated November 2, 2006
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 6, 2006

EMBREX, INC.

By:	/s/ Randall L. Marcuson

Randall L. Marcuson
President and Chief Executive Officer

By:	/s/ Don T. Seaquist

Don T. Seaquist
Vice President, Finance and Administration

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Embrex, Inc. Short-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Embrex’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2006)
10.2

Form A – Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 to Embrex’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2006)

10.3

Form B – Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.3 to Embrex’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2006)

10.4

Change in Control Severance Agreement dated July 24, 2006 between Embrex and Ronald Bryant (incorporated herein by reference to Exhibit 10.4 to Embrex’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2006)

10.5

Amended and Restated Change in Control Severance Agreement dated July 24, 2006 between Embrex and Randall L. Marcuson (incorporated herein by reference to Exhibit 10.5 to Embrex’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2006)

10.6

Amended and Restated Change in Control Severance Agreement dated July 24, 2006 between Embrex and Joseph P. O’Dowd (incorporated herein by reference to Exhibit 10.6 to Embrex’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2006)

10.7

Amended and Restated Change in Control Severance Agreement dated July 24, 2006 between Embrex and Don T. Seaquist (incorporated herein by reference to Exhibit 10.7 to Embrex’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2006)

10.8	Branch Banking & Trust Co. letter dated November 2, 2006
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350